Form 10-Q
period 1997-06-30
ZWEIG SERIES TRUST
filed 1997-08-18
CIK 754363

DEAR FELLOW SHAREHOLDER:
THE UNPRECEDENTED
BULL MARKET RUN
CONTINUED DURING
THE FIRST HALF
OF THIS YEAR.


ZWEIG
SERIES TRUST
1997 SEMI-ANNUAL REPORT

The second quarter of 1997 capped a 12-month period in which the Standard & Poor's 500 Index returned nearly 35%. For the three years ended this quarter, the index had an average annual return of nearly 29%. This is a rare feat, and one which not merely trivializes but punishes a risk-averse style of management like ours.

A market like this develops-indeed, has long since developed-a momentum all its own. It will cheerfully pay 42 times earnings for Coca-Cola, not because anyone really thinks Coke is fairly valued at that multiple, but because so much money is pouring into stock funds that tomorrow someone will pay 43, or 44, or however-many-times earnings Coke gets to before the mania runs its course. This is not, in any sense that I understand, investing. It's a cross between the bigger-fool theory and musical chairs.

[PHOTO]
MARTIN E. ZWEIG, PH.D.

Our emphasis on exceptional risk control-that is, on producing superior returns OVER COMPLETE MARKET CYCLES-remains the core of our strategy. Our funds are for people who want and need exposure to the potential returns of equities, without the extreme volatility that always punctuates the market's basic long-term uptrend. We refuse to chase bull-market "peak performance," as this style of management exposes people to peak volatility.

I am pleased that our equity funds have earned double-digit annualized returns over the past one-, three- and five-year periods (before sales charges). That said, I'd be less than candid if I didn't acknowledge that being the tortoise, and watching another hare go whizzing by every time one turns around, gets really tiresome after a while. As the veteran market commentator Ray DeVoe observed (about 2000 Dow points ago), this is a very difficult market for anyone with a memory-and I have a long memory.

I can remember seeing a lot of people, who thought the post-WWII bull market would last forever, postpone their retirement as a result of the bear market of 1973-74. Others made do by sharply compromising their lifestyles. Still others ended up living on what were supposed to be their children's legacies.

I believe I'll see things like that happen again-BUT NOT IF I CAN HELP IT, TO OUR SHAREHOLDER. We can't (and we won't) break faith with our risk-averse disciplines, nor with the investors who hired us to practice those disciplines-least of all now.

TABLE OF CONTENTS
Shareholder Letter                            1
An interview with Marty Zweig                 4
Zweig Strategy Fund Review                    6
Zweig Appreciation Fund Review                7
Zweig Managed Assets Review                   8
Zweig Growth & Income Fund Review             9
Zweig Government Fund Review                 10
Zweig Cash Fund Review                       10
Statement of Net Assets                      11
Statement of Operations                      35
Statement of Changes in Net Assets           36
Notes to Financial Statements                37
Financial Highlights                         41

I'd like now to bring you up to date on the status of our current research. We began the second quarter in a low-neutral position. On balance, our research improved somewhat during the quarter to an essentially neutral reading. Thus, we increased the market exposure of our funds slightly during the quarter.

The uptick was due largely to improvement in our monetary model, which looks at interest rates, Federal Reserve policy and the bond market. The Fed decided not to raise interest rates at its meetings in May and July-a plus for stocks. Bonds have been making gains based on the news that inflation is low and the economy doesn't appear overheated. The monetary model was high-neutral at quarter-end.

The thing that kept us from getting even further invested, however, was the decline in our sentiment model. The model started the quarter at a mediocre reading and fell to poor by the end of June. This happened because investor optimism grew to what we began to see as unrealistic levels-not surprising when you consider that the Dow Jones Industrial Average gained more than 1000 points during the quarter!

Because of the strength of the market's rise this quarter, our momentum model is positive. However, momentum gets the smallest weight in our research.

Commentaries on our mutual funds follow, starting on page 6. My associates and I thank you for your support of our efforts.

Sincerely,

/s/ MARTIN E. ZWELG, Ph.D.
    President
    July 18, 1997

CALL 1-800-272-2700 TO ORDER THE STORY
OF CAUTIONS CAL AND AGGRESIVE AL. THIS
HANDOUT EXPLAINS HOW YOU CAN "UNDER-
PERFORM" IN A BULL MARKET AND STILL EARN
ATTRACTIVE LONG-TERM RETURNS BY LIMITING
LOSSES DURING SERIOUS MARKET DECLINES.

THIS REPORT HAS BEEN PREPARED FOR THE INFORMATION OF SHAREHOLDERS OF ZWEIG SERIES TRUST AND IS NOT AUTHORIZED FOR USE UNLESS PRECEDED OR ACCOMPANIED BY A CURRENT PROSPECTUS. THE PROSPECTUS INCLUDES INFORMATION REGARDING THE TRUST'S SALES CHARGES, EXPENSES, OBJECTIVES, POLICES, MANAGEMENT, PERFORMANCE AND OTHER INFORMATION. PLEASE READ IT CAREFULLY BEFORE YOU INVEST OR SEND MONEY. CALL ZWEIG AT 1-800-272-2700 TO OBTAIN ADDITIONAL COPIES OF THE PROSPECTUS.

THE PERFORMANCE DATA QUOTED REPRESENT PAST PERFORMANCE, WHICH IS NO GUARANTEE OF FUTURE RESULTS. INVESTMENT RETURN AND PRINCIPAL VALUE WILL FLUCTUATE SO THAT AN INVESTOR'S SHARES, WHEN REDEEMED, MAY BE WORTH MORE OR LESS THAN THEIR ORIGINAL COST. THE SHORTER THE TIME PERIOD OF YOUR INVESTMENT, THE GREATER THE POSSIBILITY OF LOSS. FUND SHARES ARE NOT DEPOSITS OR OBLIGATIONS OF, OR INSURED OR GUARANTEED BY, THE U.S. GOVERNMENT, ANY FINANCIAL INSTITUTION, THE FEDERAL DEPOSIT INSURANCE CORPORATION, OR ANY OTHER AGENCY, ENTITY OR PERSON.

AN INTERVIEW WITH MARTY ZWEIG

YOUR RESEARCH HAS BEEN NEUTRAL FOR THE LAST 2000 DOW POINTS ON THE UPSIDE. HAVEN'T YOU BEEN WRONG?

I guess it depends on what you mean by "wrong."

     You're wrong when you predict that the market is going to do one thing, and it does another. In that sense, we can never be wrong-or right, for that matter-because we never predict anything. We have no market outlook; we obey our research as it reacts to changing levels of risk in the markets.

     This has been the greatest bull market of all time. It's defied virtually every known historical standard, and kept on running. But when our research picks up extremely high valuations and wildly bullish public sentiment, it dictates caution. When fed policy goes from being very accommodative (as it was from late 1990 through early 1994) to being essentially neutral, and then to a tightening mode, our research wants to tap the brakes. And still the market, driven now by mutual fund mania, surges on.

     So the knock on us becomes "too cautious, too soon." I'm philosophical about that, not least of all because I have to be. Very late in any orgy of bullishness, caution is not merely devalued; it is scorned. For a defensive manager, that just comes with the territory: whenever risk control is most needed, it's always least wanted.

SO YOU FEEL YOU REALLY HAVE NO CHOICE?

Sure I have a choice. I've got lots of choices. I can turn my back on the research we've been refining for nearly 30 years-and thereby scorn the investors who hire us to manage risk-to play the momentum game. Or we can go back to our models and torture the data until they confess that they're "really" bullish, after all. Then we could justify being fully invested-just like most other mutual funds-and become totally exposed to all the risks inherent in a late-stage bull market. No, thanks.

THEN YOU'RE SATISFIED WITH THE WAY YOUR MODELS ARE WORKING?

I'm rarely satisfied, least of all now. We're constantly refining our research, both in the area of risk management and in our stock selection models. Markets are nothing if not dynamic, and we owe it to our investors and ourselves to continue to improve our research capabilities. We also continue to learn about how our models work in overseas markets; that will surely become increasingly important as time goes by. And we have good reason to be pleased with our progress in these areas.

WHEN OUR RESEARCH
PICKS UP EXTREMELY
HIGH VALUATIONS
AND WILDLY BULLISH
PUBLIC SENTIMENT,
IT DICTATES CAUTION.

HOW SO?

Well, take our largest fund, Zweig Strategy, for instance. Since its inception on 12/29/89, the A Shares have returned 11.5% annually before sales charges, or 80% of the average growth fund's return, according to Lipper Analytical. But we've only been 65% invested, on average. Our stock selection is what's kept us so close to our peers in absolute performance-closer, perhaps, than our defensive cash position gave us any right to be. So in terms of risk-adjusted return, I'd put Strategy Fund up against anybody.

ANY OTHER HIGHLIGHTS?

Our global asset allocation fund, Zweig Managed Assets, has returned 17.4% over the last 12 months (for the A Shares before sales charges), despite having only a 46% average stock position (26% was in bonds and 28% in cash). Our foreign country models are a part of this story, but so is our growing understanding of how to apply the different indicators we use domestically to foreign markets.

BUT ISN'T THE ESSENCE OF WHAT YOU DO LOSS LIMITATION IN DECLINING MARKETS?

That's a popular misconception, and it gives people an excuse to ignore us in bull markets. The essence of what we try to do is provide superior returns over bull and BEAR MARKETS. If we can solidly participate during market advances, and then protect the bulk of those gains during serious market declines, we should be able to produce superior absolute returns-and exceptional risk-adjusted returns. The concept that risk control can enhance your long-term returns is lost on most people this deep into a bull market.

IN CLOSING, WHAT DO YOU THINK IS THE GREATEST RISK TO TODAY'S MUTUAL FUND INVESTORS?

That's easy: unrealistic expectations. Fifteen years into the greatest bull market of all time, people have a wildly exaggerated idea of normal returns from stocks-and a terribly limited idea of normal risk. The danger arises from the fact that people react much more emotionally to loss than to gain.

     Even those who try to keep a long-term focus are likely to be mislead these days. In October, the 10-year records of stock funds will no longer include the 1987 crash. Thus, long-term fund performance will include only a single brief bear market-the third quarter of 1990. This can only make investors' expectations less realistic.

     The fully invested school of fund management asks the investor to ride the market all the way down in order to be there when it goes all the way up. I remain convinced that the great preponderance of investors cannot ride that roller coaster-and do not need to. Our funds are dedicated to offering investors the long-term growth of capital they need without subjecting them to bear market losses they can't withstand.

YOU MEAN, YOU DON'T HAVE TO BE IN IT TO WIN IT?

Not exactly. You have to be able to stay in it to win it. When all is said and done, that's what we offer the risk-averse investor: a way to stay in it.

THE ESSENCE OF
WHAT WE TRY TO DO
IS PROVIDE SUPERIOR
RETURNS OVER BULL
AND BEAR MARKETS.

ZWEIG STRATEGY FUND

A RISK-AVERSE APPROACH TO THE GROWTH POTENTIAL OF MID-SIZED AND LARGE-COMPANY STOCKS


For the first half of 1997, the fund's Class A Shares returned 6.0%, versus 14.3% for the Lipper Growth Fund Average and 20.6% for the S&P 500. Our average market exposure was 54%. The fund's Class B and C Shares (which have no initial sales charge but bear higher annual expenses) each returned 5.6%.

     Our stock selection, which has worked well for us over die life of the fund, has cost us recently. We select stocks with above-average growth rates and below-average valuation. But today's top-performing stocks are the very largest companies, which are selling at high prices relative to their earnings. For the past five years, Strategy Fund (Class A) has had an average annual return of 13.9%, versus 16.9% for the Lipper Growth Fund Average. We've captured 82% of the return with an average market exposure of only 63%-evidence of superior stock selection.

     Some industry groups have done well for us in 1997. In the consumer cyclical group, the stocks of retailing companies have benefited from strong consumer spending and high levels of consumer confidence. In the financial sector, brokerage stocks are doing well as the market continues to climb. The fund's airline stocks are earning strong returns because business travel, the most profitable area of the airline business, has increased dramatically with the strong economy, and pricing is firm.

     Our holdings in utilities and energy stocks have held us back this year. Energy stocks did very well in late 1996, but are taking a breather relative to other sectors. However, our reasons for buying them-good earnings growth at reasonable prices -are still valid. While utility stocks presently are underperforming, we continue to hold them because their earnings growth is far more stable than that of most growth stocks, while we believe their valuations make them good buys.


PERFORMANCE ANNUALIZED SINCE INCEPTION*
(12/29/89)

ZWEIG STRATEGY FUND A SHARES        11.5%
AVG. MARKET EXPOSURE                  65%
LIPPER GROWTH FUND AVERAGE t        14.4%
S&P 500  16.2%

                         AFTER ALL CHARGES AND EXPENSES

                 INCEPTION         AVG. MARKET EXPOSURE      5 YEAR   1 YEAR
A SHARES             10.7%              65%                   12.6%     8.6%
B SHARES              7.6%              59%                    N/A      8.5%
C SHARES             11.4%              63%                   13.1%    12.7%

INCEPTION DATES: A SHARES-12/29/89, B SHARES-4/8/96, C SHARES-2/4/92


                             ASSETS MIXES FOR 1997
                                 JANAURY 1
STOCKS                                 59%
CASH                                   41%





                                   JUNE 30
STOCKS                                 62%
CASH                                   38%


TOP INDUSTRY GROUPS AS OF 6/30/97**
ENERGY                        18.3%
NON-BANK FINANCIAL            16.3%
CONSUMER CYCLICAL             15.2%
UTILITIES                     12.1%
CAPTITAL GOODS                 8.6%
TRANSPORTATION                 8.1%
BASIC MATERIALS                6.6%
TECHNOLOGY                     6.3%
CONSUMER STAPLES               4.0%
COMMUNICATION SERVICES         3.6%

* RETURNS DO NOT INCLUDE ANY INITIAL OR CONTINGENT DEFERRED SALES CHARGES. THE LIPPER GROWTH FUND AVERAGE IS BASED ON THE TOTAL RETURN OF 205 FUNDS. THE ANNUALIZED RETURN FOR THE CLASS B SHARES SINCE THEIR INCEPTION ON 4/8/96 IS 11.4%. THE ANNUALIZED RETURN FOR THE CLASS C SHARES SINCE THEIR INCEPTION ON 2/4/92 IS 11.4%.

t    THE PERIOD MEASURED IS FROM 12/31/89 DUE TO LIPPER'S WEEKLY DATA.

     FOR PURPOSES OF DETERMINING ASSET MIX, THE FUND'S STOCK FUTURES POSITION IS TREATED AS REDUCING OR INCREASING STOCK EXPOSURE AND INCREASING OR REDUCING CASH.

** PERCENTAGE OF THE STOCK PORTION OF THE FUND ONLY; DOES NOT TAKE INTO ACCOUNT THE FUND'S CASH POSITION.

ZWEIG APPRECIATION FUND

A RISK-AVERSE APPROACH TO THE GROWTH POTENTIAL OF SMALL-COMPANY STOCKS

For the first half of 1997, the fund's Class A Shares returned 8.2%, versus 9.0% for the Lipper Small-Company Fund Average. This solid participation was accomplished with an average market exposure of only 54%. The Value Line Geometric Index returned 12.9%, including our estimate for dividends reinvested, and the Russell 2000 Index returned 10.2 %. The Class B and C Shares (which have no initial sales charge but bear higher annual expenses) returned 7.8% and 7.9%.

     Superior stock selection has kept the fund's performance very near that of its fully invested (and therefore higher-risk) peer group. We've been helped by our significant holdings in the non-bank financial sector. The extended bull market has meant rising stock prices for brokerage firms, insurers and regional banks. Basic materials stocks (such as cement and chemical companies) are performing well as a result of the strong economy. Capital goods stocks are also strong performers. These companies make heavy machinery, which is in demand given the growth in the economy.

     Our reduced market exposure kept us only slightly behind our peers for the year-to-date. As Marty Zweig noted in his letter, we maintained a defensive position in deference to the combination of high levels of optimism and no-better-than neutral monetary conditions. In the recent quarter, however, we began to increase our market exposure as the bond market strengthened.

     This fund, because of its risk-conscious approach, is sometimes seen as solely a bear market investment. Our performance over the last 12 months, 17.5% with an average market exposure of only 57%, versus 16.2% for the Russell 2000 Index and 20.6% for the Value Line, shows that we can be risk-averse and still manage to participate solidly during bull markets.


          PERFORMANCE ANNUALIZED SINCE INCEPTION*
(10/7/91)

ZWEIG APPRECIATION FUND A SHARES            13.1%
AVG. MARKET EXPOSURE                          65%
LIPPER SMALL-COMPANY FUND AVERAGE@          17.2%
VALUE LINE GEOMETRIC INDEX                  11.8%


                            AFTER ALL CHARGES AND EXPENSES
                  INCEPTION         AVG. MARKET EXPOSURE      5 YEAR   1 YEAR
A SHARES              12.0%                   65%               12.8%    11.1%
B SHARES              11.9%                   59%                N/A     10.9%
C SHARES              11.3%                   64%               13.2%    15.3%

INCEPTION DATES: A SHARES-10/7/91, B SHARES-4/8/96, C SHARES-2/4/92


            ASSETS MIXES FOR 1997
                  JANAURY 1
STOCKS               60%
CASH                 40%


                   JUNE 30
STOCKS               62%
CASH                 38%


        TOP INDUSTRY GROUPS AS OF 6/30/97**
NON-BANK FINANCIAL         20.5%
CAPTITAL GOODS             13.2%
CONSUMER CYCLICAL          13.2%
BASIC MATERIALS            10.9%
UTILITIES                  10.0%
ENERGY                      8.1%
TECHNOLOGY                  7.1%
BANKING                     5.8%
TRANSPORTATION              4.5%

* RETURNS DO NOT INCLUDE ANY INITIAL OR CONTINGENT DEFERRED SALES CHARGES. THE LIPPER SMALL-COMPANY FUND AVERAGE IS BASED ON THE TOTAL RETURN OF 93 FUNDS. THE ANNUALIZED RETURN FOR THE CLASS B SHARES SINCE THEIR INCEPTION ON 4/8/96 IS 15.7%. THE ANNUALIZED RETURN FOR THE CLASS C SHARES SINCE THEIR INCEPTION ON 2/4/92 IS 11.3%.

t    THE PERIOD MEASURED IS FROM 10/1 0191 DUE TO LIPPER'S WEEKLY DATA.

     THE VALUE LINE GEOMETRIC INDEX MEASURES THE RETURNS OF 1,700 STOCKS, RANGING FROM LARGE-CAP TO SMALL-CAP, ON AN UNWEIGHTED BASIS. THE RETURNS INCLUDE OUR ESTIMATE FOR DIVIDENDS REINVESTED.

     FOR PURPOSES OF DETERMINING ASSET MIX, THE FUND'S STOCK FUTURES POSITION IS TREATED AS REDUCING OR INCREASING STOCK EXPOSURE AND INCREASING OR REDUCING CASH.

** PERCENTAGE OF THE STOCK PORTION OF THE FUND ONLY; DOES NOT TAKE INTO ACCOUNT THE FUND'S CASH POSITION.

ZWEIG MANAGED ASSETS

A RISK-AVERSE APPROACH TO INVESTING IN DOMESTIC AND FOREIGN STOCKS AND BONDS

For the first half of 1997, the fund's Class A Shares returned 9.3%, versus 9.6% for the Lipper Global Flexible Fund Average. We very nearly kept pace with our peers with an average asset mix of only 45% stocks, 24% bonds and 31% in the safety of cash. The fund's Class B and C Shares (which have no initial sales charge but bear higher expenses) both returned 8.9%.

     WE ARE PRESENTLY QUITE BULLISH ON MANY FOREIGN STOCK AND BOND MARKETS. Some of the countries that are performing well this year are Spain, Switzerland and Germany. We've also earned strong returns in Japan because we hold the industry groups that are outperforming, such as exporters of automobiles and electronics. Conversely, we have avoided the Japanese industry groups that are lagging, such as the financial stocks. We were invested in Hong Kong earlier this year and achieved good performance. However, we left Hong Kong entirely several months before the transition to Chinese rule because we thought that the political risks dictated a wait-and-see stance.

     The fund is hedged against currency risk everywhere except the United Kingdom, Italy and New Zealand. We remain unhedged in these countries because economic fundamentals there bode well for those currencies.

     Our U.S. stock selection has added to the fund's returns. We focus on large-company stocks-presently the best-performing segment of the U.S. market.

     The bonds we hold in Australia and New Zealand have done well because the central banks of those countries have lowered interest rates, resulting in higher bond prices. The Italian and Spanish bonds we own are performing strongly as well, due to the prospect that these countries will join the European Monetary Union, which would link their bonds to more stable currencies.


              PERFORMANCE ANNUALIZED SINCE INCEPTION*
(2/8/93)
ZWEIG MANAGED ASSETS A SHARES                9.9%
AVG. MARKET EXPOSURE                   34% Stocks
                                        32% Bonds
LIPPER GLOBAL FLEXIBLE FUND AVERAGE t       11.7%


                     AFTER ALL CHARGES AND EXPENSES
                  INCEPTION         AVG. MARKET EXPOSURE      1 YEAR
A Shares               8.5%         STOCKS 34%, BONDS 32%      11.0%
B Shares              11.3%         STOCKS 47%, BONDS 25%      10.8%
C Shares               9.2%         STOCKS 34%, BONDS 32%      15.2%

INCEPTION DATES: A SHARES-2/8/93, B SHARES-4/8/96, C SHARES-2/8/93

    ASSETS MIXES FOR 1997
            JANUARY 1
STOCKS         45%
CASH           32%
BONDS          23%

             JUNE 30
STOCKS         54%
CASH           14%
BONDS          32%


        COUNTRY ALLOCATIONS AS OF 6/30/97
UNITED STATES        23.5%           17.2
AUSTRALIA             3.1%           1.8%
BELGIUM               2.0%             -%
CANADA                1.5%             -%
DENMARK               1.6%           1.4%
FINLAND               1.5%           1.0%
FRANCE                2.0%           1.0%
GERMANY               1.6%           1.0%
ITALY                 2.1%           3.0%
JAPAN                 4.2%             -%
MEXICO                1.0%             -%
NETHERLANDS           1.0%             -%
NEW ZEALAND           1.5%           1.5%
SPAIN                 3.2%           1.0%
SWEDEN                1.6%           1.0%
SWITZERLAND           1.3%             -%
UNITED KINGDOM        1.4%           2.1%
TOTAL        STOCKS: 54.1%   BONDS: 32.0%

* RETURNS DO NOT INCLUDE ANY INITIAL OR CONTINGENT DEFERRED SALES CHARGES. THE LIPPER GLOBAL FLEXIBLE FUND AVERAGE IS BASED ON THE TOTAL RETURN OF 17 FUNDS. THE ANNUALIZED RETURN FOR THE CLASS B SHARES SINCE THEIR INCEPTION ON 4/8/96 IS 15.1%. THE ANNUALIZED RETURN FOR THE CLASS C SHARES SINCE THEIR INCEPTION ON 2/8/93 IS 9.2%.

t    THE PERIOD MEASURED IS FROM 2/11/93 DUE TO LIPPER'S WEEKLY DATA.

     FOR PURPOSES OF DETERMINING ASSET MIX, THE FUND'S STOCK FUTURES POSITION IS TREATED AS REDUCING OR INCREASING STOCK EXPOSURE AND INCREASING OR REDUCING CASH.

ZWEIG GROWTH & INCOME FUND

A RISH-AVERSE APPROACH TO GROWTH STOCKS AND HIGH DIVIDEND-YIELD STOCKS

For the first half of 1997, the fund's Class A Shares returned 7.3%, versus 15.5% for the Lipper Growth & Income Fund Average and 20.6% for the S&P 500. Our average market exposure was 54%. The fund's Class B and C Shares (which have no initial sales charge but bear higher annual expenses) returned 7.0% and 6.9%, respectively.

     We choose stocks for the fund from two separate groups of companies. Half the fund's equity exposure is invested in growth stocks (companies with above-average earnings growth), while the other half is invested in high dividend-yield stocks (companies that pay above-average dividends). For the first six months of 1997, the two groups earned roughly the same returns, but they did so by performing well at different times. The growth portion did well during the second quarter, when the market rose without interruption. The high dividend-yield portion did well by limiting losses during the market's first-quarter decline. This is precisely the benefit we anticipated achieving by having the fund equally divided between two different types of stocks.

     In spite of this, our equity-only returns trailed the S&P 500 during the period. That index has been tough for most managers to beat in recent years. Our holdings in the utilities in particular hurt our performance. Utilities are experiencing increased competition and consolidation, and investors are hesitant to buy those stocks as a result. Our research indicates that profits are expanding due to the restructuring of the industry, and that the earnings growth of utilities, though slower, is more stable than most growth stocks. We believe that, although the market is currently focused on stocks with more sizzle, investors will eventually be willing to pay up for solid, less volatile stocks.


              PERFORMANCE ANNUALIZED SINCE INCEPTION*
(11/26/96)
ZWEIG GROWTH & INCOME FUND A SHARES              7.7%
AVG. MARKET EXPOSURE                              56%
LIPPER GROWTH & INCOME FUND AVERAGE t           14.6%
S&P 500                                         18.4%


                     AFTER ALL CHARGES AND EXPENSES
            INCEPTION         AVG. MARKET EXPOSURE      1 YEAR
A Shares         1.8%                 56%                 N/A
B Shares         1.9%                 56%                 N/A
C Shares         6.0%                 56%                 N/A

INCEPTION DATES: 11/26/96

    ASSETS MIXES FOR 1997
             JANUARY 1
STOCKS          60%
CASH            40%

              JUNE 30
STOCKS          62%
CASH            38%


 TOP INDUSTRY GROUPS AS OF 6/30/97**
CONSUMER CYCLICAL              20.2%
UTILITIES                      18.1%
ENERGY                         12.3%
CAPTITAL GOODS                 12.2%
NON-BANK FINANCIAL             11.8%
BASIC MATERIALS                 7.0%
CONSUMER STAPLES                6.3%
TECHNOLOGY                      5.5%
TRANSPORTATION                  3.8%
BANKING                         1.2%

* CUMULATIVE RETURN SINCE INCEPTION ON 11/26/96. RETURNS DO NOT INCLUDE ANY INITIAL OR CONTINGENT DEFERRED SALES CHARGES. THE LIPPER GROWTH & INCOME FUND AVERAGE IS BASED ON THE TOTAL RETURN OF 611 FUNDS. THE CUMULATIVE RETURN FOR BOTH THE CLASS B SHARES AND THE CLASS C SHARES SINCE THEIR INCEPTION ON 11/26/96 IS 7.3%.

t    THE PERIOD MEASURED IS FROM 11/27/96 DUE TO LIPPER'S WEEKLY DATA.

     FOR PURPOSES OF DETERMINING ASSET MIX, THE FUND'S STOCK FUTURES POSITION IS TREATED AS REDUCING OR INCREASING STOCK EXPOSURE AND INCREASING OR REDUCING CASH.

** PERCENTAGE OF THE STOCK PORTION OF THE FUND ONLY; DOES NOT TAKE INTO ACCOUNT THE FUND'S CASH POSITION.

ZWEIG GOVERNMENT FUND

MONTHLY INCOME FROM U.S. GOVERNMENT SECURITIES

For the first half of 1997, the fund's Class A Shares returned 1.6%, versus 2.5% for the Lipper U.S. Government Bond Fund Average. The fund's Class B and C Shares (which have no initial sales charge but bear higher expenses) returned 1.1% and 1.3%, respectively.

     This has been, until recently, a lackluster year for bonds. Our bond model has been low-neutral for much of the year, and rightly so. Interest rates fluctuated a bit, but at quarter-end were roughly where they were in January.

     In the past few weeks, however, our bond model has upticked to a bullish reading. This is due mostly to the economy appearing to slow at the margins. While good weather boosted growth in the first quarter, flooding and poor weather conditions in the second quarter forced the economy to take a breather. This slowdown has resulted in declining interest rates, so we've increased our duration, or sensitivity to interest rates, from 4 years, where it was for much of the year, to 5.5 years at quarter-end.

     In addition, the Federal Reserve, while not quite accommodative, is at least not restrictive at present. After the Fed raised interest rates in March, it decided at its May and July meetings not to tighten further, which gave the bond market a lift.


PERFORMANCE ANNUALIZED SINCE INCEPTION*
(3/25/85**)
ZWEIG GOVERNMENT FUND A SHARES               7.0%
LIPPER U.S. GOVERNMENT FUND AVERAGE t        8.2%



AFTER ALL CHARGES AND EXPENSES
            10 YEAR /INCEPTION       5 YEAR      1 YEAR
A SHARES           6.0%                42%         0.1%
B SHARES           0.9%                N/A        (0.9)%
C SHARES           4.7%               4.6%         3.3%

INCEPTION DATES: A SHARES-3/25/85**, B SHARES-4/8/96, C SHARES-2/4/92


     We continuously review the model that we use to determine our exposure to bonds. Some recent refinements we have made were to give additional weight to several indicators that have worked well, such as prices of base industrial commodities like copper, aluminum and lead. We've also emphasized indicators that are updated frequently, such as new home sales and rail car traffic, as these appear to give early indications of the direction of the bond market.

* RETURNS DO NOT INCLUDE ANY INITIAL OR CONTINGENT DEFERRED SALES CHARGES. THE LIPPER U. S. GOVERNMENT FUND AVERAGE IS BASED ON THE TOTAL RETURN OF 20 FUNDS. THE ANNUALIZED RETURN FOR THE CLASS B SHARES SINCE THEIR INCEPTION ON 4/8/96 IS 4.3 %. THE ANNUALIZED RETURN FOR THE CLASS C SHARES SINCE THEIR INCEPTION ON 2/4/92 IS 4.7%.

t    THE PERIOD MEASURED IS FROM 3/31/85 DUE TO LIPPER'S WEEKLY DATA.

** ZWEIG/GLASER ADVISERS ASSUMED RESPONSIBILITY FOR MANAGING THE FUND ON SEPTEMBER 1, 1989.

ZWEIG CASH FUND The annualized net yield of Zweig Cash Fund for the year-to-date through June 30, 1997, was 4.79% for Class A and C Shares, 5.02% for Class M Shares, and 4.09% for Class B Shares.

ZWEIG STRATEGY FUND

                  STATEMENT OF NET ASSETS AS OF JUNE 30, 1997
                                  (UNAUDITED)


                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
 COMMON STOCKS: 85.33%
 AIR FREIGHT: 0.70%
 Airborne Freight Corp.  . . . . . . . . . . . . . . . . . . . .     65,200        $    2,730,250
*Federal Express Corp.   . . . . . . . . . . . . . . . . . . . .     98,000             5,659,500
                                                                                        ---------
                                                                                        8,389,750
                                                                                        ---------
 AIRLINES: 5.09%
*America West Holdings Corp., Class B . .                           232,100             3,365,450
*AMR Corp. . . . . . . . . . . . . . . . . . . . . . . . . . . .    330,800            30,599,000
 British Airways Plc.. . . . . . . . . . . . . . . . . . . . . .     32,300             3,712,481
 Delta Air Lines, Inc. . . . . . . . . . . . . . . . . . . . . .     96,200             7,888,400
 Southwest Airlines Co. . . . . . . . . . . . . . .  . . . . . .    135,000             3,493,125
*USAir Group Inc.  . . . . . . . . . . . . . . . . . . . . . . .    333,400            11,669,000
                                                                                       ----------
                                                                                       60,727,456
                                                                                       ----------
 APPAREL: 0.06%
*Fruit of The Loom, Inc., Class A . . . . . . . . . . . . . . .      15,500               480,500
 Russell Corp. . . . . . . . . . . . . . . . . . . . . . . . . .      7,500               222,188
                                                                                       ----------
                                                                                          702,688
                                                                                       ----------
 AUTOMOBILES: 5.15%
 Chrysler Corp. . . . . . . . . . . . . . . . . . . . . . . . .     977,300            32,067,656
 Ford Motor Co. . . . . . . . . . . . . . . . . . . . . . . . .     405,100            15,292,525
 General Motors Corp. . . . . . . . . . . . . . . . . . . . . .     107,100             5,964,131
 Honda Motor Co., Ltd., ADR . . . . . . . . . . . . . . . . . .      88,600             5,332,612
 Volvo AB, ADR  . . . . . . . . . . . . . . . . . . . . . . . .     105,500             2,822,125
 Volvo AB, ADR Rights . . . . . . . . . . . . . . . . . . . . .     103,500                 9,703
                                                                                       ----------
                                                                                       61,488,752
                                                                                       ----------
 AUTOMOTIVE PARTS AND EQUIPMENT: 0.51%
 Borg-Warner Automotive, Inc. . . . . . . . . . . . . . . . . .      28,500             1,540,781
 ITT Industries Inc.  . . . . . . . . . . . . . . . . . . . . .     176,000             4,532,000
                                                                                        ---------
                                                                                        6,072,781
                                                                                        ---------
 BANKS: 0.56%
*Imperial Bancorp.  . . . . . . . . . . . . . . . . . . . . . .      26,030               751,616
 Popular Inc. . . . . . . . . . . . . . . . . . . . . . . . . .       5,500               222,063
 Republic New York Corp. . . . . . .  . . . . . . . . . . . . .      52,700             5,665,250
                                                                                        ---------
                                                                                        6,638,929
                                                                                        ---------
 BUILDING MATERIALS AND PRODUCTS: 0.61%
 Lafarge Corp.  . . . . . . . . . . . . . . . . . . . . . . . .      24,600               602,700
 Lone Star Industries, Inc. . . . . . . . . . . . . . . . . . .      40,100             1,817,031
 Southdown, Inc. . . .  . . . . . . . . . . . . . . . . . . . .     111,200             4,851,100
                                                                                        ---------
                                                                                        7,270,831
                                                                                        ---------
 CHEMICALS: 0.69%
 Albemarle Corp.  . . . . . . . . . . . . . . . . . . . . . . .      77,300             1,628,131
 Dow Chemical Corp. . . . . . . . . . . . . . . . . . . . . . .      58,700             5,114,237
*International Specialty Products Inc.. . . . . . . . . . . . .      48,100               676,406
*Methanex Corp. . . . . . . . . . . . . . . . . . . . . . . . .      89,000               817,688
                                                                                          -------
                                                                                        8,236,462
                                                                                        ---------
 COMPUTERS AND SOFTWARE: 3.75%
*Creative Technology Ltd. . . . . . . . . . . . . . . . . . . .     458,500             7,794,500
*Data General Corp. . . . . . . . . . . . . . . . . . . . . . .     267,000             6,942,000
*Seagate Technology Inc. . . . . . . . . .. . . . . . . . . . .      60,000             2,111,250
*Storage Technology Corp., Class A  . . . . . . . . . . . . . .     400,500            17,822,250
*Stratus Computer Inc. . . . . . . . .. . . . . . . . . . . . .      60,900             3,045,000
*Tandem Computers Inc. . . . . . . . . . .  . . . . . . . . . .     344,100             6,968,025
                                                                                        ---------
                                                                                       44,683,025
                                                                                       ----------
 CONGLOMERATES: 3.87%
 Canadian Pacific Ltd. . . . . . . . . . . . . . . . . . . . .      625,300            17,781,969
 Loews Corp. . . . . . . . . . . . . . . . . . . . . . . . . .      283,300            28,365,412
                                                                                       ----------
                                                                                       46,147,381
                                                                                       ----------
 CONSTRUCTION EQUIPMENT: 4.00%
 AGCO Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .     191,700             6,889,219
 Case Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .     121,500             8,368,312
 Caterpillar Inc. . . . . . . . . . . . . . . . . . . . . . . .     183,000            19,649,625


                                                                       Number           Value
                                                                     of Shares         (Note 2)
-------------------------------------------------------------------------------------------------

 Ingersoll-Rand Co. . . . . . . . . . . . . . . . . . . . . . .       7,600        $      469,300
 Kaydon Corp. . . . . . . . . . . . . . . . . . . . . . . . . .      25,200             1,250,550
 Timken Co. . . . . . . . . . . . . . . . . . . . . . . . . . .     311,200            11,067,050
                                                                                       ----------
                                                                                       47,694,056
                                                                                       ----------
 CONTAINERS AND PACKAGING: 0.23%
 Vitro Sociedad Anonima, ADR . . . . . . . . . . . . . . . . . .    247,900             2,788,875
                                                                                        ---------

 ELECTRONICS: 1.83%
*Applied Magnetics Corp. . . . . . . . . . . . . . . . . . . . .    100,500             2,273,812
*Hadco Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .     50,300             3,294,650
 Harris Corp. . .. . . . . . . . . . . . . . . . . . . . . . . .    121,100            10,172,400
 Innovex Inc. . .. . . . . . . . . . . . . . . . . . . . . . . .    128,200             3,733,825
*SCI Systems, Inc. . . . . . . . . . . . . . . . . . . . . . . .     37,300             2,377,875
                                                                                        ---------
                                                                                       21,852,562
                                                                                       ----------
 FINANCE: 1.28%
 AMBAC Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .      87,900             6,713,362
 *Americredit Corp. . . . . . . . . . . . . . . . . . . . . . .      70,200             1,474,200
 *Providian Financial Corp. . . . . . . . . . . . . . . . . . .     222,300             7,141,388
                                                                                        ---------
                                                                                       15,328,950
                                                                                       ----------
 FOOD AND BEVERAGES: 0.31%
 Adolph Coors Co., Class B . . . . . . . . . . . .  . . . . . .     138,800             3,695,550
                                                                                        ---------

 FOREST AND PAPER PRODUCTs: 0.65%
 James River Corp.of Virginia . . . . . . . . . . . . . . . . .     209,800             7,762,600
                                                                                        ---------

 HEALTHCARE FACILITIES AND PRODUCTs: 0.40%
*Beverly Enterprises, Inc. . . . . . . . . . . . . . . . . . .      233,100             3,787,875
*Universal Health Services, Inc., Class B  . . . . . . . . . .       24,300               935,550
                                                                                          -------
                                                                                        4,723,425
                                                                                        ---------
 HOMEBUILDING AND LAND DEVELOPMENT: 0.65%
 Centex Corp. . .  . . . . . . . . . . . . . . . . . . . . . .      109,000             4,428,125
 Lennar Corp.  . . . . . . . . . . . . . . . . . . . . . . . .       52,800             1,686,300
 Pulte Corp. . . . . . . . . . . . . . . . . . . . . . . . . .       47,000             1,624,438
                                                                                        ---------
                                                                                        7,738,863
                                                                                        ---------
 HOUSEHOLD FURNISHINGS AND PRODUCTS: 0.18%
 Ethan Allen Interiors Inc.. . . . . . . . . . . . . . . . . .       38,400             2,188,800
                                                                     ------             ---------

 INSURANCE: 4.97%
 ACE Ltd.  . . . . . . . . . . . . . . . . . . . . . . . . . .      136,300            10,069,162
 Allmerica Financial Corp. . . . . . . . . . . . . . . . . . .      101,000             4,027,375
 American Bankers Insurance Group, Inc.                              39,400             2,492,050
 Capital Re Corp.  . . . . . . . . . . . . . . . . . . . . . .       20,000             1,070,000
 CIGNA Corp. . . . . . . . . . . . . . . . . . . . . . . . . .       87,500            15,531,250
 EXEL Limited .  . . . . . . . . . . . . . . . . . . . . . . .       37,800             1,993,950
 Fremont General Corp. . . . . . . . . . . . . . . . . . . . .      105,400             4,242,350
 Horace Mann Educators Corp. . . . . . . . . . . . . . . . . .       80,700             3,954,300
 Istituto Naz Del Assic, ADR . . . . . . . . . . . . . . . . .        8,100               124,538
 Mid Ocean Limited . . . . . . . . . . . . . . . . . . . . . .       69,100             3,623,431
 NAC Re Corp.  . . . . . . . . . . . . . . . . . . . . . . . .        9,700               469,238
 Old Republic International Corp.  . . . . . . . . . . . . . .      207,500             6,289,844
 Presidential Life Corp. . . . . . . . . . . . . . . . . . . .       11,100               215,063
 Reliastar Financial Corp. . . . . . . . . . . . . . . . . . .       43,000             3,144,375
 W.R.Berkley Corp. . . . . . . . . . . . . . . . . . . . . . .       34,300             2,019,412
                                                                                        ---------
                                                                                       59,266,338
                                                                                       ----------

 INVESTMENT BANKING AND BROKERAGE: 4.85%
 A.G. Edwards, Inc. . . . . . . . . . . . . . . . . . . . . .       110,700             4,732,425
 Bear, Stearns & Co. Inc. . . . . . . . . . . . . . . . . . .       330,798            11,309,157
 Merrill Lynch & Co., Inc.  . . . . . . . . . . . . . . . . .       204,800            12,211,200
 PaineWebber Group Inc. . . . . . . . . . . . . . . . . . . .       204,200             7,147,000
 Raymond James Financial Corp.  . . . . . . . . . . . . . . .        95,450             2,612,944
 Salomon Inc. . . . . . . . . . . . . . . . . . . . . . . . .       356,400            19,824,750
                                                                                       ----------
                                                                                       57,837,476
                                                                                       ----------
 MANUFACTURING: 0.95%
 Aeroquip-Vickers Inc.  . . . . . . . . . . . . . . . . . . .        76,000             3,591,000
 Koor Industries Ltd., ADR  . . . . . . . . . . . . . . . . .        40,200               708,525


ZWEIG STRATEGY FUND

                  STATEMENT OF NET ASSETS AS OF JUNE 30, 1997
                             (UNAUDITED)(CONTINUED)

                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------

 MANUFACTURING (CONTINUED)
 Nova Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .      11,600        $    98,600
 Premark International Inc. . . . . . . . . . . . . . . . . . .     110,100          2,945,175
 Trinity Industries Inc.  . . . . . . . . . . . . . . . . . . .     124,700          3,959,225
                                                                                     ---------
                                                                                    11,302,525
                                                                                    ----------
 METAL FABRICATION: 0.15%
*Mueller Industries, Inc. . . . . . . . . . . . . . . . . . . .      40,825          1,786,094
                                                                                     ---------

 METALS AND MINING: 1.26%
*Alumax Inc. . . . . . . . . . . . . . . . . . . . . . . . . .      187,600          7,117,075
 ASARCO Inc. . . . . . . . . . . . . . . . . . . . . . . . . .      179,500          5,497,187
 Phelps Dodge Corp. . . . . . . . . . . . . . . . . . .  . . .       28,600          2,436,363
                                                                                     ---------
                                                                                    15,050,625
                                                                                    ----------
 OIL AND GAS: 18.14%
 Apache Corp. . . . . . . . . . . . . . . . . . . . . . . . .          84,200        2,736,500
 Ashland Inc. . . . . . . . . . . . . . . . . . . . . . . . .          84,600        3,923,325
 Atlantic Richfield Co. . . . . . . . . . . . . . . . . . . .          98,600        6,951,300
*Benton Oil & Gas Co. . . . . . . . . . . . . . . . . . . . .         131,900        1,978,500
 Burlington Resources Inc. . . . . . . . . . . .  . . . . . .          32,100        1,416,412
 Chevron Corp. . . . . . . . . . . . . . . . . . . . . . . .           18,900        1,397,419
 Coastal Corp. . . . . . . . . . . . . . . . . . . . . . . .          287,500       15,291,406
 Columbia Gas System, Inc. . . . . . . . . . . . . . . . . .          155,600       10,152,900
 Elf Aquitaine S.A., ADR . . . . . . . . . . . . . . . . . .          183,700       10,000,169
 Enserch Corp. . . . . . . . . . . . . . . . . . . . . . . .           72,100        1,604,225
 Helmerich & Payne, Inc. . . . . . . . . . . . . . . . . . .           50,100        2,887,012
 Kerr-McGee Corp. . .. . . . . . . . . . . . . . . . . . . .          152,800        9,683,700
*Marine Drilling Companies, Inc. . . . . . . . . . . . . . .           37,900          743,788
 Murphy Oil Corp.. . . . . . . . . . . . . . . . . . . . . .           88,400        4,309,500
*Newfield Exploration Co.  . . . . . . . . . . . . . . . . .          111,200        2,224,000
*Nuevo Energy Co.  . . . . . . . . . . . . . . . . . . . . .          100,600        4,124,600
 Occidental Petroleum Corp. . . . . . .  . . . . . . . . . .          402,200       10,080,138
*Oryx Energy Co. . . . . . . . . . . . . . . . . . . . . . .          366,600        7,744,425
 Pacific Enterprises . . . . . . . . . . . . . . . . . . . .           58,900        1,980,513
 Parker & Parsley Petroleum Co.. . . . . . . . . . . . . . .          141,000        4,987,875
 Pennzoil Co.  . . . . . . . . . . . . . . . . . . . . . . .           90,500        6,945,875
 Phillips Petroleum Co. . . . .  . . . . . . . . . . . . . .          289,400       12,661,250
 Questar Corp. . . . . . . . . . . . . . . . . . . . . . . .           33,300        1,344,488
 Royal Dutch Petroleum Co. . . . . . . . . . . . . . . . . .          171,600        9,330,750
*Santa Fe Energy Resources, Inc. . . . . . . . . . . . . . .           72,500        1,064,844
*SEACOR Smit Inc. . . .  . . . . . . . . . . . . . . . . . .           49,400        2,584,238
 Sun Company, Inc. . . . . . . . . . . . . . . . . . . . . .           98,800        3,062,800
 Texaco Inc. . . . . . . . . . . . . . . . . . . . . . . . .          146,300       15,910,125
 Total S.A., ADR . . . . . . . . . . . . . . . . . . . . . .           63,300        3,204,563
 Union Texas Petroleum Holdings Inc. . . . . . . . . . . . .          164,800        3,450,500
 Unocal Corp.  . . . . . . . . . . . . . . . . . . . . . . .          119,500        4,638,094
 USX-Marathon Group  . . . . . . . . . . . . . . . . . . . .          924,200       26,686,275
 Valero Energy Corp. . . . . . . . . . . . . . . . . . . . .           83,600        3,030,500
*Weatherford Enterra, Inc. . . . . . . . . . . . . . . . . .           64,800        2,494,800
 YPF Sociedad Anonima, ADR . . . . . . . . . . . . . . . . .          516,800       15,891,600
                                                                                   -----------
                                                                                   216,518,409
                                                                                   -----------
 PRECISION INSTRUMENTS: 0.24%
 Johnson Controls Inc. . . . . . . . . . . . . . . . . . . .           71,100        2,919,544
                                                                                   -----------

 RAILROADS: 0.90%
 Canadian National Railway Co. . . . . . . . . . . . . . . .           53,800        2,353,750
 CSX Corp. . . . . . . . . . . . . . . . . . . . . . . . . .           68,100        3,779,550
 GATX Corp.  . . . . . . . . . . . . . . . . . . . . . . . .           78,700        4,544,925
                                                                                   -----------
                                                                                    10,678,225
                                                                                   -----------
 RETAIL TRADE: 6.39%
*Burlington Coat Factory Warehouse Corp. . . . . . . . . . .          154,300        3,008,850
 Dayton Hudson Corp. . . . . . . . . . . . . . . . . . . . .          391,900       20,844,181
*Federated Department Stores, Inc. . . . . . . . . . . . . .          287,500        9,990,625
 Fingerhut Companies, Inc. . . . . . . . . . . . . . . . . .          120,300        2,097,731
*Fred Meyer Inc.  . .  . . . . . . . . . . . . . . . . . . .          127,200        6,574,650
*K Mart Corp.  . . . . . . . . . . . . . . . . . . . . . . .          227,300        2,784,425
*Proffitt's, Inc. . . . .. . . . . . . . . . . . . . . . . .           48,800        2,141,100
 Ross Stores Inc.  . . . . . . . . . . . . . . . . . . . . .          324,400       10,603,825

                                                                        Number           Value
                                                                     of Shares         (Note 2)
-------------------------------------------------------------------------------------------------
 Shopko Stores Inc. . . .. . . . . . . . . . . . . . . . . .           97,300   $    2,481,150
*Waban Inc.  . . . . . . . . . . . . . . . . . . . . . . . .           57,700        1,857,219
*Woolworth Corp.  .  . . . . . . . . . . . . . . . . . . . .          479,500       11,508,000
*Zale Corp.  . . . . . . . . . . . . . . . . . . . . . . . .          120,100        2,379,481
                                                                                     ---------
                                                                                    76,271,237
                                                                                    ----------
 SAVINGS AND LOAN ASSOCIATIONS: 0.40%
 H.F. Ahmanson & Co. . . . . . . . . . . . . . . . . . . . .           74,600        3,207,800
 TR Financial Corp.  . . . . . . . . . . . . . . . . . . . .           62,000        1,561,625
                                                                                     ---------
                                                                                     4,769,425
                                                                                     ---------
 STEEL: 2.16%
*Bethlehem Steel Corp.  . . . . .  . . . . . . . . . . . . .          206,100        2,151,169
 Inland Steel Industries, Inc. . . . . . . . . . . . . . . .          187,100        4,887,987
 LTV Corp. . . . . . . . . . . . . . . . . . . . . . . . . .          357,500        5,094,375
 Pohang Iron & Steel Co., ADR  . . . . . . . . . . . . . . .          121,600        3,891,200
*Tubos De Acero de Mexico, ADR   . . . . . . .  .  . . . . .           26,725          492,742
 USX-U.S. Steel Group  . . . . . . . . . . . . . . . . . . .          265,000        9,291,563
                                                                                     ---------
                                                                                    25,809,036
                                                                                    ----------
 SUPERMARKET CHAINS: 0.64%
 Great Atlantic & Pacific Tea Company, Inc. . . . . . . . .            78,900        2,145,094
 Supervalu Inc. . . . . . . . . . . . . . . . . . . . . . .           160,000        5,520,000
                                                                                     ---------
                                                                                     7,665,094
                                                                                     ---------
 TELECOMMUNICATIONS: 3.06%
 British Telecommunications Plc, ADR .  . . . . . . . . . .            59,100        4,388,175
 Portugal Telecommunications S.A., ADR  . . . . . . . . . .            51,000        2,046,375
 Tele Danmark A.S., ADR . . . . . . . . . . . . . . . . . .           249,300        6,512,963
 Telecommunications Brazil ADR  . . . . . . . . . . . . . .            38,000        5,766,500
 Telefonos de Mexico, S.A., ADR . . . . . . . . . . . . . .           373,800       17,848,950
                                                                                    ----------
                                                                                    36,562,963
                                                                                    ----------
 TOBACCO: 2.45%
 RJR Nabisco Holdings Corp.  . . . . . . . . . .  . . . . .           886,600       29,257,800
                                                                                    ----------
 Trucking: 0.51%
*Navistar International Corp.  . . . . . . . . . . . . . .            119,700        2,064,825
 PACCAR Inc. . . . . . . . . . . . . . . . . . . . . . . .             40,400        1,876,075
 Ryder System, Inc.  . . . . . . . . . . . . . . . . . . .             64,800        2,138,400
                                                                                     ---------
                                                                                     6,079,300
                                                                                     ---------
 UTILITIES: 7.74%
 Atlantic Energy Inc. . . . . . . . . . . . . . . . . . .             115,100        1,935,119
 Baltimore Gas & Electric Co. . . . . . . . . . . . . . .             150,000        4,003,125
 Boston Edison Co.  . . . . . . . . . . . . . . . . . . .              85,500        2,255,062
 DQE Inc. . . . . . . . . . . . . . . . . . . . . . . . .              24,400          689,300
 Edison International . . . . . . . . . . . . . . . . . .             199,200        4,955,100
 Enersis S.A., ADR  . . . . . . . . . . . . . . . . . . .              92,600        3,293,087
 Entergy Corp.  . . . . . . . . . . . . . . . . . . . . .             486,300       13,312,462
 GPU, Inc.  . . . . . . . . . . . . . . . . . . . . . . .             137,300        4,925,637
 Hawaiian Electric Industries Inc. . . . . . . . .  . . .              10,400          401,700
 Houston Industries Inc. . . . . . . . . . . . . .  . . .             171,900        3,685,106
 Illinova Corp. . . . . . . . . . . . . . . . . . . . . .             193,200        4,250,400
 IPALCO Enterprises, Inc. . . . . . . . . . . . . . . . .              36,300        1,134,375
 Long Island Lighting Co. . . . . . . . . . . . . . . . .             152,100        3,498,300
 Midamerican Energy Holdings Co.  . . . . . . . . . . . .             101,800        1,762,412
 Montana Power Co. . . . . . . . . . . . . . . . . . . .              147,500        3,420,156
 National Fuel Gas Co. . . . . . . . . . . . . . . . . .               32,800        1,375,550
 New York State Electric & Gas Corp. . . . . . . . . . .                4,100           85,588
*Niagara Mohawk Power Corp.  . . . . . . . . . . . . . .              156,500        1,340,031
 NorAm Energy Corp.  . . . . . . . . . . . . . . . . . .              424,700        6,476,675
 Northern States Power Co. (Minn.) . . . . . . . . . . .               10,100          522,675
 Peoples Energy Corp.  . . . . . . . . . . . . . . . . .               90,400        3,384,350
 Pinnacle West Capital Corp. . . . . . . . . . . . . . .              228,400        6,866,275
 PP&L Resources, Inc.  . . . . . . . . . . . . . . . . .               20,100          400,744
 Public Service Enterprise Group Inc.. . . . . . . . . .              249,200        6,230,000
 Shandong Huaneng Ltd., ADR  . . . . . . . . . . . . . .                3,600           38,700
 Sierra Pacific Resources Inc.  . . . . . . .  . . . . .               40,200        1,286,400
 Texas Utilities Co. . . . . . . . . . . . . . . . . . .              194,300        6,691,206


                                                                        Number           Value
                                                                     of Shares         (Note 2)
-------------------------------------------------------------------------------------------------
 UTILITIES (CONTINUED)
 Transcanada Pipelines Ltd. . .  . . . . . . . . . .                   28,200    $     567,525
 Utilicorp United Inc. . . . . . . . . . . . . . . .                   78,800        2,295,050
 Westcoast Energy Inc. . . . . . . . . . . . . . . .                   70,800        1,287,675
                                                                                     ---------
                                                                                    92,369,785
                                                                                    ----------
 Total Common Stocks
      (Cost $873,599,001)  . . . . . . . . . . . . . . . . . . . . . . .         1,018,275,612
            ------------                                                         -------------
                                                            Principal Amount
                                                            ----------------
SHORT-TERM OBLIGATIONS:2.26%
  FEDERAL NATIONAL MORTGAGE ASSN.,
    DISCOUNT NOTES: 0.84%
      5.43%, 7/10/97 . . . . . . . . . . . . . . . .            $10,000,000          9,983,876
  UNITED STATES TREASURY BILLS: 1.42%
      5.155%, 7/17/97 . . . . . . . . . . . . . . .              10,000,000(a)       9,977,985
      5.185%, 7/24/97 . . . . . . . . . . . . . . .               1,000,000(a)         997,002
      5.085%, 8/21/97 . . . . . . . . . . . . . . .               2,000,000(a)       1,986,280
      5.13%, 8/21/97 . . . . . . . . . . . . . . . .              3,000,000(a)       2,979,421
      5.065%, 9/4/97 . . . . . . . . . . . . . . . .              1,000,000(a)         990,864
                                                                                    ----------
                                                                                    16,931,552
                                                                                    ----------
  TOTAL SHORT-TERM OBLIGATIONS
      (Cost $26,914,846) . . . . . . . . . . . . . . . . . . . . . . . . .          26,915,428
                                                                                    ----------
 REPURCHASE AGREEMENTS: 9.38 %
 With Morgan Stanley & Co., Inc., (dated
      6/30/97), 6.10%, due 7/1/97  (Repurchase
      proceeds $61,980,500) collateralized by:
      $63,000,000 Federal National Mortgage
      Association Bonds, 5.50%-10.50%, 7/25/97-
      3/1/2017 (Market value $63,590,496).                       61,970,000         61,970,000
 With Prudential Securities Inc., (dated
      6/30/97), 5.98%, due 7/1/97 (Repurchase
      proceeds $50,008,306); collateralized by:
      $50,338,030 of various United States
      Government and Agency Obligations,
      6.875% -7.00%, 1/1/2000-5/15/2006
      (Market value $51,000,370).  . .                           50,000,000         50,000,000
                                                                 ----------         ----------
 TOTAL REPURCHASE AGREEMENTS
      (COST $111,970,000)  . . . . . . . . . . . . . . . . . . . . . . .           111,970,000
                                                                                   -----------
 TOTAL INVESTMENTS IN SECURITIES
      (Cost $1,012,483,847) . . . . . . . . . . . . . . . . . . . . . .          1,157,161,040
                                                                                 -------------

                                                                        Number           Value
                                                                     of Contracts      (Note 2)
-------------------------------------------------------------------------------------------------
UNREALIZED APPRECIATION (DEPRECIATION) ON
  FUTURES CONTRACTS: (0.07) %
Mid-Cap 400 September 1997 Short futures                            (1,501)      $ (1,326,364)
Standard & Poor's 500
      September 1997 Short futures . .                                (140)           489,435
                                                                                      -------
NET UNREALIZED DEPRECIATION ON
  FUTURES CONTRACTS (B)  . . . . . . . . . . . . . . . . . . . . . . . . .           (836,929)
                                                                                     --------
TOTAL INVESTMENTS
      (Cost $1,012,483,847)  . . . . . . . . . . . . .               96.90%      1,156,324,111
Other Assets . . . . . . . . . . . . . . . . . . . . .               16.39         195,646,089
                                                                    ------         -----------
      Total Assets . . . . . . . . . . . . . . . . . .              113.29%      1,351,970,200
      Total Liabilities  . . . . . . . . . . . . . . .              (13.29)       (158,597,073)
                                                                    ------      --------------
NET ASSETS (Note 6) . . . . . . . . . . . . . . . . .               100.00%     $1,193,373,127
                                                                    =======     ==============

*   Non-income producing security.
(a) Pledged as collateral for futures transactions.
(b) The market value of the short futures was $279,662,300
   (repesenting  23.43% of the Fund's net assets) with a cost of $280,499,229.

For Federal income tax purposes,  the tax basis of investments owned at June 30,
1997 was $1,012,754,904 and net unrealized appreciation on investments consisted of:
Gross unrealized appreciation . . . . . . . . . . . . . . . . . . . .             $155,316,443
Gross unrealized depreciation . . . . . . . . . . . . . . . . . . . .              (11,747,236)
                                                                                  ------------
Net unrealized appreciation . . . . . . . . . . . . . . . . . . . . .             $143,569,207
                                                                                  ============

                       See notes to financial statements.

ZWEIG STRATEGY FUND


                      STATEMENT OF ASSETS AND LIABILITIES
                           JUNE 30, 1997 (UNAUDITED)


ASSETS:
Investments in securities at value (identified cost $1,012,483,847 Note 1) . . .$1,157,161,040
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       318,793
Receivables:
            Investment securities sold . . . . . . . . . . . . . . . . . . . . .   188,835,806
            Capital shares sold . . . . . . . . . . . . . . . . . . . . . . . .      1,868,342
            Dividends and interest . . . . . . . . . . . . . . . . . . . . . . .     2,300,021
            Variation margin . . . . . . . . . . . . . . . . . . . . . . . . . .     1,486,198
                                                                                 -------------
                      Total Assets . . . . . . . . . . . . . . . . . . . . . . . 1,351,970,200
                                                                                 -------------

LIABILITIES:
Payables:
            Investment securities purchased  . . . . . . . . . . . . . . . . . .   153,385,942
            Capital shares redeemed. . . . . . . . . . . . . . . . . . . . . . .     3,951,813
            Advisory fee . . . . . . . . . . . . . . . . . . . . . . . . . . . .        98,097
            Distribution and service fees. . . . . . . . . . . . . . . . . . . .       668,650
            Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . .       492,571
                                                                                 -------------
                      Total Liabilities . . . . . . . . . . . . . . . . . . . .    158,597,073
                                                                                 -------------
NET ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,193,373,127
                                                                                 -------------

NET ASSETS CONSIST OF:
Capital paid-in . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  957,973,706
Undistributed net investment income . . . . . . . . . . . . . . . . . . . . . .        854,678
Undistributed net realized gain . . . . . . . . . . . . . . . . . . . . . . . .     90,704,479
Net unrealized appreciation of investments . . . . . . . . . . . . . . . . . . .   143,840,264
                                                                                 -------------

NET ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$1,193,373,127
                                                                                 -------------

CLASS A SHARES
Net asset value ("NAV") and redemption price per share $552,927,338/34,981,322 shares) .$15.81
                                                                                        ======
Maximum public offering price per share - NAV/(1-maximum sales charge) ($15.81/.945) . .$16.73
                                                                                        ======

CLASS B SHARES
Net asset value and offering price per share ($61,212,840/3,855,178 shares) . . . . . . $15.88
                                                                                        ======
Redemption price per share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .*
                                                                                        ======
CLASS C SHARES
Net asset value and offering price per share ($578,274,135/36,501,888 shares) . . . . . $15.84
                                                                                        ======
Redemption price per share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .*
                                                                                        ======
CLASS I SHARES
Net asset value, offering and redemption price per share ($958,814/60,339 shares) . . . $15.89
                                                                                        ======

*Varies by length of time shares are held. (Note 3b)



                       See notes to financial statements.


ZWEIG APPRECIATION FUND

                   STATEMENT OF NET ASSETS AS OF JUNE 30, 1997
                                   (UNAUDITED)
                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
COMMON STOCKS: 85.56%
  AEROSPACE: 1.52%

  AAR Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . .       20,000        $  646,250
 *Alliant Techsystems Inc. . . . . . . . . . . . . . . . . . . .        3,200           176,000
 *Aviall Inc.  . . . . . . . . . . . . . . . . . . . . . . . . .       23,600           330,400
 *Moog Inc., Class A . . . . . . . . . . . . . . . . . . . . . .       21,600           680,400
 *RMI Titanium Co. . . . . . . . . . . . . . . . . . . . . . . .       96,200         2,621,450
 *Sequa Corp., Class A . . . . . . . . . . . . . . . . . . . . .       23,690         1,335,524
 *UNC Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,900           349,538
 *Wyman-Gordon Co. . . . . . . . . . . . . . . . . . . . . . . .       58,100         1,568,700
                                                                                     ----------
                                                                                      7,708,262
                                                                                     ----------
  AIR FREIGHT: 0.30%
  Airborne Freight Corp.  . . . . . . . . . . . . . . . . . . . .      17,400           728,625
  CNF Transportation Inc. . . . . . . . . . . . . . . . . . . . .      11,800           380,550
 *Federal Express Corp. . . . . . . . . . . . . . . . . . . . . .       6,900           398,475
                                                                                     ----------
                                                                                      1,507,650
                                                                                     ----------
  AIRLINES: 2.63%
 *Alaska Air Group Inc. . . . . . . . . . . . . . . . . . . . . .      25,700           658,562
 *AMR Corp. . . . . . . . . . . . . . . . . . . . . . . . . . . .      32,500         3,006,250
 *British Airways Plc., ADR . . . . . . . . . . . . . . . . . . .      21,200         2,436,675
 *Continental Airlines, Inc., Class B . . . . . . . . . . . . . .      19,600           684,775
  Delta Air Lines, Inc. . . . . . . . . . . . . . . . . . . . . .      26,400         2,164,800
  KLM Royal Dutch Airlines N. V., ADR . . . . . . . . . . . . . .      51,141        1 ,578,978
 *UAL Corp. . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,800         1,202,250
 *USAir Group Inc. . . . . . . . . . . . . . . . . . . . . . . .       46,100         1,613,500
                                                                                     ----------
                                                                                     13,345,790
                                                                                     ----------
  APPAREL: 0.08%
  Russell Corp. . . . . . . . . . . . . . . . . . . . . . . . . .      10,700           316,988
 *Tultex Corp. . . . . . . . . . . . . . . . . . . . . . . . . .       14,600            89,425
                                                                                     ----------
                                                                                        406,413
                                                                                     ----------
  AUTOMOBILES: 1.24%
  Chrysler Corp. . . . . . . . . . . . . . . . . . . . . . . . . .     86,804         2,848,256
  Ford Motor Co. . . . . . . . . . . . . . . . . . . . . . . . . .     49,900         1,883,725
  General Motors Corp. . . . . . . . . . . . . . . . . . . . . . .      7,100           395,381
  Honda Motor Co., Ltd., ADR . . . . . . . . . . . . . . . . . . .      5,000           300,937
  Volvo AB, ADR . . . . . . . . . . . . . . . . . . . . . . . . .      32,800           877,400
  Volvo AB, ADR Rights . . . . . . . . . . . . . . . . . . . . . .     30,800             2,888
                                                                                     ----------
                                                                                      6,308,587
                                                                                     ----------
  AUTOMOTIVE PARTS AND EQUIPMENT: 2.03%
  Arvin Industries, Inc. . . . . . . . . . . . . . . . . . . . . .      7,200           196,200
  Barnes Group Inc. . . . . . . . . . . . . . . . . . . . . . . .      70,300         2,082,637
  Borg-Warner Automotive, Inc. . . . . . . . . . . . . . . . . . .     15,000           810,937
  Dana Corp. . . . . . . . . . . . . . . . . . . . . . . . . . . .     25,400           965,200
  Intermet Corp. . . . . . . . . . . . . . . . . . . . . . . . . .    138,900         2,231,081
  Johnson Controls Inc. . . . . . . . . . . . . . . . . . . . . .      30,200         1,240,087
  Mascotech, Inc. . . . . . . . . . . . . . . . . . . . . . . . . .    31,700           661,738
  Standard Products Co. . . . . . . . . . . . . . . . . . . . . . .    27,000           681,750
  Wynn's International Inc. . . . . . . . . . . . . . . . . . . . .    49,500         1,404,563
                                                                                     ----------
                                                                                     10,274,193
                                                                                     ----------
  BANKS: 4.93%
  Allied Irish Banks, Plc, ADR . . . . . . . . . . . . . . . . . . .    5,900           275,456
  Bank Of Montreal, ADR . . . . . . . . . . . . . . . . . . . . . . .  26,900         1,052,462
  BankAmerica Corp. . . . . . . . . . . . . . . . . . . . . . . . . .  37,400         2,414,637
  Community First Bankshares, Inc. . . . . . . . . . . . . . . . . . .  3,100           118,962
  Corporacion Bancaria de Espana, S.A., ADR . . . . . . . . . . . . .     300             8,513
  Corus Bankshares Inc. . . . . . . . . . . . . . . . . . . . . . . .   5,600           158,200
  CVB Financial Corp. . . . . . . . . . . . . . . . . . . . . . . . .   1,519            36,456
  First Citizens BancShares Inc., Class A . . . . . . . . . . . . . .   2,000           174,000
  Firstbank Puerto Rico . . . . . . . . . . . . . . . . . . . . . . .  25,212           652,360
  F. N. B. Corp. . . . . . . . . . . . . . . . . . . . . . . . . . . .  2,625            84,656
 *Imperial Bancorp . . . . . . . . . . . . . . . . . . . . . . . . .   37,765         1,090,464
  North Fork Bancorporation, Inc. . . . . . . . . . . . . . . . . .   161,712         3,456,594
  Peoples Heritage Financial Group Inc. . . . . . . . . . . . . . .    56,800         2,151,300
  Popular Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . .  104,500         4,219,188
  Provident Bankshares Corp. . . . . . . . . . . . . . . . . . . . .   12,180           506,993

                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
  Republic New York Corp. . . . . . . . . . . . . . . . . . . . . .    15,300    $    1,644,750
  Riggs National Corp. . . . . . . . . . . . . . . . . . . . . . .     20,400           420,750
  Santa Monica Bank . . . . . . . . . . . . . . . . . . . . . . . .    24,180           510,803
  Security Capital Corp. . . . . . . . . . . . . . . . . . . . . .      1,800           170,100
 *Silicon Valley Bancshares . . . . . . . . . . . . . . . . . . . .    31,600         1,429,900
  Sterling Bancorp . . . . . . . . . . . . . . . . . . . . . . . . .   33,730           628,221
  Sumitomo Bank of California . . . . . . . . . . . . . . . . . . .     4,900           141,488
  Trust Company of New Jersey . . . . . . . . . . . . . . . . . . .    16,400           315,700
  UMB Financial Corp. . . . . . . . . . . . . . . . . . . . . . . .        30             1,294
  Union Planters Corp. . . . . . . . . . . . . . . . . . . . . . . .    5,002           259,479
  UnionBancal Corp. . . . . . . . . . . . . . . . . . . . . . . . . .  10,700           769,063
  USBancorp, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .   5,600           305,200
  UST Corp . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   78,700         1,760,913
  Westpac Banking Corp., ADR . . . . . . . . . . . . . . . . . . . .    7,400           221,538
                                                                                     ----------
                                                                                     24,979,440
                                                                                     ----------
  BUILDING MATERIALS AND PRODUCTS: 3.96%
  Ameron International Corp. . . . . . . . . . . . . . . . . . . .     15,200           860,700
  Apogee Enterprises, Inc. . . . . . . . . . . . . . . . . . . . .     69,300         1,489,950
  Centex Construction Products Inc. . . . . . . . . . . . . . . .      50,844           991,458
  Florida Rock Industries, Inc. . . . . . . . . . . . . . . . . .      28,700         1,165,937
  Johns Manville Corp. . . . . . . . . . . . . . . . . . . . . . .     25,800           304,762
  Lafarge Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .    60,100         1,472,450
 *Lamson & Sessions Co. . . . . . . . . . . . . . . . . . . . . . .    79,300           659,181
 *Lone Star Industries, Inc. . . . . . . . . . . . . . . . . . . .     62,200         2,818,437
 *Mastec Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,700           222,369
  Medusa Corp. . . . . . . . . . . . . . . . . . . . . . . . . . . .   23,800           913,325
 *Mestek, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . .   44,200           911,625
 *NCI Building Systems, Inc. . . . . . . . . . . . . . . . . . . . .   21,500           696,063
 *Nortek Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . .    42,500         1,025,313
  Puerto Rican Cement Co., Inc. . . . . . . . . . . . . . . . . . .     6,300           205,144
  Shelter Components Corp. . . . . . . . . . . . . . . . . . . . .     14,820           175,988
 *Simpson Manufacturing Inc. . . . . . . . . . . . . . . . . . . .      8,500           225,250
  Southdown, Inc. . . . . . . . . . . . . . . . . . . . . . . . . .    54,300         2,368,838
  TJ International Inc. . . . . . . . . . . . . . . . . . . . . . .    27,700           650,950
 *Triangle Pacific Corp. . . . . . . . . . . . . . . . . . . . . .     12,200           390,400
  Universal Forest Products Inc. . . . . . . . . . . . . . . . . .     53,700           785,363
 *USG Corp. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25,600           934,400
  Vulcan Materials Co. . . . . . . . . . . . . . . . . . . . . . .     10,300           808,550
                                                                                     ----------
                                                                                     20,076,453
                                                                                     ----------
  CHEMICALS: 1.58%
 *A. E. P. Industries, Inc. . . . . . . . . . . . . . . . . . . . .        18               720
  American Filtrona Corp. . . . . . . . . . . . . . . . . . . . . .     6,100           250,100
  Cambrex Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .    40,800         1,616,700
  Dexter Corp. . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,900           124,800
  Furon Co. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16,200           508,275
 *International Specialty Products Inc. . . . . . . . . . . . . . . .  35,200           495,000
  MacDermid, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .  67,500         3,096,562
 *Methanex Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .   35,200           323,400
  Mine Safety Appliances Co. . . . . . . . . . . . . . . . . . . . .    2,900           175,450
  Spartech Corp.  . . . . . . . . . . . . . . . . . . . . . . . . .    20,100           261,300
  Stepan Co. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,200           201,925
  Terra Industries Inc.  . . . . . . . . . . . . . . . . . . . . . .   82,900           963,713
                                                                                     ----------
                                                                                      8,017,945
                                                                                     ----------
  COGENERATION: 0.08%
 *York Research Corp. . . . . . . . . . . . . . . . . . . . . . . .    51,000           395,250
                                                                                     ----------
  COMMERCIAL SERVICES: 0.33%
 *Berlitz International, Inc.  . . . . . . . . . . . . . . . . . .     22,922           571,617
 *Volt Information Sciences Inc. . . . . . . . . . . . . . . . . .      4,050           204,525
  World Fuel Services Corp. . . . . . . . . . . . . . . . . . . .      41,150           900,156
                                                                                     ----------
                                                                                      1,676,298
                                                                                     ----------
  COMPUTERS AND SOFTWARE: 1.36%
 *Advanced Logic Research Inc. . . . . . . . . . . . . . . . . . .     28,700           439,469
 *Creative Technology Ltd. . . . . . . . . . . . . . . . . . . . .     35,200           598,400
 *Data General Corp. . . . . . . . . . . . . . . . . . . . . . . .     57,200         1,487,200
 *Hutchinson Technology Inc. . . . . . . . . . . . . . . . . . . .     16,600           404,625
 *Lexmark International, Inc., Class A . . . . . . . . . . . . . .      5,300           160,987
 *Storage Technology Corp., Class A . . . . . . . . . . . . . . . .    36,900         1,642,050


                 STATEMENT OF NET ASSETS AS OF JUNE 30, 1997
                            (UNAUDITED)(CONTINUED)
                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
  COMPUTERS AND SOFTWARE (CONTINUED)
 *Stratus Computer Inc. . . . . . . . . . . . . . . . . . . . . .      15,200     $     760,000
 *Tandem Computers Inc. . . . . . . . . . . . . . . . . . . . . .      67,800         1,372,950
                                                                                     ----------
                                                                                      6,865,681
                                                                                     ----------
  CONGLOMERATES: 1.06%
  Canadian Pacific Ltd. . . . . . . . . . . . . . . . . . . . . .      94,200         2,678,812
  Loews Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .      26,900         2,693,362
                                                                                     ----------
                                                                                      5,372,174
                                                                                     ----------
  CONSTRUCTION EQUIPMENT: 0.77%
  AGCO Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .       16,900           607,344
  Case Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .       18,700         1,287,962
  Caterpillar Inc. . . . . . . . . . . . . . . . . . . . . . . .       14,300         1,535,462
  Manitowoc Company, Inc. . . . . . . . . . . . . . . . . . . . .      10,300           481,525
                                                                                     ----------
                                                                                      3,912,293
                                                                                     ----------
  CONTAINERS AND PACKAGING: 0.28%
 *Grupo Industrial Durango, S.A. de C.V., ADR . . . . . . . . .        43,266           659,806
 *Owens-Illinois, Inc. . . . . . . . . . . . . . . . . . . . . .       18,600           576,600
  Vitro Sociedad Anonima., ADR . . . . . . . . . . . . . . . . .       15,100           169,875
                                                                                     ----------
                                                                                      1,406,281
                                                                                     ----------
  ELECTRICAL PRODUCTS: 0.89%
 *Genlyte Group, Inc. . . . . . . . . . . . . . . . . . . . . .        57,900           759,937
  Kollmorgen Corp. . . . . . . . . . . . . . . . . . . . . . . .       32,640           516,120
  Kuhlman Corp. . . . . . . . . . . . . . . . . . . . . . . . .        27,300           880,425
 *Plexus Corp. . . . . . . . . . . . . . . . . . . . . . . . . .       17,900           999,044
 *Powell Industries, Inc. . . . . . . . . . . . . . . . . . . . .       3,300            50,325
 *Rexel Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . .     23,200           429,200
  Thomas Industries Inc. . . . . . . . . . . . . . . . . . . . . .     30,660           881,475
                                                                                     ----------
                                                                                      4,516,526
                                                                                     ----------
  ELECTRONIC DISTRIBUTORS: 0.16%
 *Bell Industries, Inc. . . . . . . . . . . . . . . . . . . . .        17,202           268,781
  InaCom Corp. . . . . . . . . . . . . . . . . . . . . . . . . .       16,700           519,787
                                                                                     ----------
                                                                                        788,568
                                                                                     ----------
  ELECTRONICS: 2.94%
 *Applied Magnetics Corp. . . . . . . . . . . . . . . . . . . . .       4,200            95,025
 *Bel Fuse Inc. . . . . . . . . . . . . . . . . . . . . . . . . .      28,700           382,069
 *Chips & Technologies, Inc. . . . . . . . . . . . . . . . . . .       67,300           698,237
  CTS Corp. . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,400         1,751,013
 *Esterline Technologies Corp. . . . . . . . . . . . . . . . . .       38,700         1,378,687
 *Hadco Corp. . . . . . . . . . . . . . . . . . . . . . . . . .        50,300         3,294,650
  Harris Corp. . . . . . . . . . . . . . . . . . . . . . . . . .       21,400         1,797,600
  Hitachi, Ltd., ADR . . . . . . . . . . . . . . . . . . . . . .          200            22,600
  Innovex Inc. . . . . . . . . . . . . . . . . . . . . . . . . .       60,900         1,773,712
 *Jabil Circuit Inc. . . . . . . . . . . . . . . . . . . . . . .       16,200         1,358,775
  Orbotech Ltd. . . . . . . . . . . . . . . . . . . . . . . . .        35,100         1,118,813
 *Siliconix Inc. . . . . . . . . . . . . . . . . . . . . . . . .       17,100           470,250
  Sony Corp., ADR . . . . . . . . . . . . . . . . . . . . . . .         5,800           510,400
 *Xicor Inc. . . . . . . . . . . . . . . . . . . . . . . . . .         42,600           250,275
                                                                                     ----------
                                                                                     14,902,106
                                                                                     ----------
  ENGINEERING: 0.25%
  Butler Mfg. Co. . . . . . . . . . . . . . . . . . . . . . . . .      17,050           564,781
  Granite Construction Inc. . . . . . . . . . . . . . . . . . . .       7,600           150,100
 *Layne Christensen Co. . . . . . . . . . . . . . . . . . . . . .      18,400           407,100
  Stone & Webster, Inc. . . . . . . . . . . . . . . . . . . . . .       3,300           140,869
                                                                                     ----------
                                                                                      1,262,850
                                                                                     ----------
  ENTERTAINMENT: 0.14%
 *Hollywood Park, Inc. . . . . . . . . . . . . . . . . . . . . .       23,300           340,762
 *King World Productions Inc. . . . . . . . . . . . . . . . . .        11,000           385,000
                                                                                     ----------
                                                                                        725,762
                                                                                     ----------
  FARMING AND MILLING: 0.05%
  Orange-Co., Inc. . . . . . . . . . . . . . . . . . . . . . . .       34,100           264,275
                                                                                     ----------
  FINANCE: 3.15%
  AMBAC Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .       24,800         1,894,100
  American General Corp. . . . . . . . . . . . . . . . . . . . .        3,652           174,383
 *Americredit Corp. . . . . . . . . . . . . . . . . . . . . . .        33,800           709,800


                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
  Cash America International Inc.  . . . . . . . . . . . . . . . . .   33,600     $     352,800
  Comdisco, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .  138,675         3,605,550
  Dynex Capital Inc. . . . . . . . . . . . . . . . . . . . . . . . .   22,400           312,200
  Equitable Companies Inc. . . . . . . . . . . . . . . . . . . . . .   49,600         1,649,200
  First Financial Caribbean Corp.  . . . . . . . . . . . . . . . . .   17,800           580,725
 *Firstplus Financial Group  . . . . . . . . . . . . . . . . . . . .   26,400           897,600
  Imperial Credit Industries Inc.  . . . . . . . . . . . . . . . . .   39,100           803,994
 *Imperial Credit Mortgage Holdings Inc. . . . . . . . . . . . . . .   12,900           349,912
  Liberty Financial Companies Inc. . . . . . . . . . . . . . . . . .   20,000           997,500
 *Mercury Finance Co. . . . . . . . . . . . . . . . . . . . . . . .    102,800          250,575
  Morgan Stanley, Dean Witter, Discover & Co. . . . . . . . . . . .    62,700         2,700,019
 *Providian Financial Corp. . . . . . . . . . . . . . . . . . . . .    20,800           668,200
                                                                                     ----------
                                                                                     15,946,558
                                                                                     ----------
  FLUID CONTROLS: 0.21%
  Graco Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .       34,650         1,043,831
                                                                                     ----------
  FOOD AND BEVERAGES: 0.62%
  Adolph Coors Co., Class B . . . . . . . . . . . . . . . . . . .      24,700           657,637
  Chiquita Brands International Inc. . . . . . . . . . . . . . . .      5,100            70,125
  Golden Poultry Company, Inc. . . . . . . . . . . . . . . . . . .     35,100           473,850
  Pepsi-Gemex S.A.de C.V., ADR . . . . . . . . . . . . . . . . . .     27,100           338,750
  Pilgrim's Pride Corp.  . . . . . . . . . . . . . . . . . . . . .     30,000           354,375
  Savannah Foods & Industries Inc. . . . . . . . . . . . . . . . .     61,300         1,076,581
 *Seneca Foods Corp., Class A . . . . . . . . . . . . . . . . . .       3,700            66,369
 *Seneca Foods Corp., Class B . . . . . . . . . . . . . . . . . .       5,800           103,675
                                                                                     ----------
                                                                                      3,141,362
                                                                                     ----------
  FOREST AND PAPER PRODUCTS: 0.71%
 *Asia Pulp & Paper Co. Ltd., ADR . . . . . . . . . . . . . . . . .    23,600           356,950
  James River Corp. of Virginia . . . . . . . . . . . . . . . . . .    28,700         1,061,900
  Mosinee Paper Corp. . . . . . . . . . . . . . . . . . . . . . . .    45,720         1,120,140
  Republic Group Inc. . . . . . . . . . . . . . . . . . . . . . . .    53,680         1,080,310
                                                                                     ----------
                                                                                      3,619,300
                                                                                     ----------
  HEALTHCARE FACILITIES AND PRODUCTS: 0.78%
 *Beverly Enterprises, Inc. . . . . . . . . . . . . . . . . . . . .    36,800           598,000
  ICN Pharmaceuticals, Inc. . . . . . . . . . . . . . . . . . . . .    18,000           516,375
  Integrated Health Services, Inc. . . . . . . . . . . . . . . . .     15,000           577,500
 *Rotech Medical Corp. . . . . . . . . . . . . . . . . . . . . . . .   42,400           850,650
 *Tenet Healthcare Corp. . . . . . . . . . . . . . . . . . . . . . .   32,405           957,973
 *Universal Health Services, Inc., Class B . . . . . . . . . . . . .   11,700           450,450
                                                                                     ----------
                                                                                      3,950,948
                                                                                     ----------
  HOMEBUILDING AND LAND DEVELOPMENT: 1.00%
  Centex Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .     24,400           991,250
 *Champion Enterprises Inc. . . . . . . . . . . . . . . . . . . .      56,236           843,540
  Continental Homes Holding Corp. . . . . . . . . . . . . . . . .      41,700           734,962
  Del Webb Corp. . . . . . . . . . . . . . . . . . . . . . . . . .      8,700           141,375
  Lennar Corp. . . . . . . . . . . . . . . . . . . . . . . . . .       13,600           434,350
  Pulte Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .       2,300            79,494
 *Southern Energy Homes, Inc. . . . . . . . . . . . . . . . . . .      29,700           271,013
  Standard Pacific Corp. . . . . . . . . . . . . . . . . . . . . .     37,600           385,400
 *Toll Brothers Inc. . . . . . . . . . . . . . . . . . . . . . . .     18,100           332,588
 *U. S. Home Corp. . . . . . . . . . . . . . . . . . . . . . . .       29,500           783,594
 *U. S. Home Corp., Warrants . . . . . . . . . . . . . . . . . . .      7,529            62,114
                                                                                     ----------
                                                                                      5,059,680
                                                                                     ----------
  HOUSEHOLD FURNISHINGS AND PRODUCTS: 0.80%
  Bush Industries Inc., Class A . . . . . . . . . . . . . . . . .       4,300           102,125
  Church & Dwight Inc. . . . . . . . . . . . . . . . . . . . . .        1,400            37,450
  Electrolux AB, ADR . . . . . . . . . . . . . . . . . . . . . .        3,600           261,450
  Ethan Allen Interiors Inc. . . . . . . . . . . . . . . . . . .       20,800         1,185,600
 *Furniture Brands International Inc. . . . . . . . . . . . . .        24,200           468,875
  La-Z-boy Inc. . . . . . . . . . . . . . . . . . . . . . . . . .       1,200            43,200
  L.S. Starrett Co., Class A . . . . . . . . . . . . . . . . . .       24,800           790,500
  Oneida Ltd. . . . . . . . . . . . . . . . . . . . . . . . . .        42,700         1,139,556
                                                                                     ----------
                                                                                      4,028,756
                                                                                     ----------
  INDUSTRIAL PRODUCTS, SERVICES AND MACHINERY: 2.05%
  Ampco-Pittsburgh Corp. . . . . . . . . . . . . . . . . . . . .       60,900           894,469
  Applied Power Inc., Class A . . . . . . . . . . . . . . . . . .      24,400         1,259,650
  DT Industries, Inc. . . . . . . . . . . . . . . . . . . . . . .      11,700           418,275


                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
 INDUSTRIAL PRODUCTS, SERVICES AND MACHINERY (CONTINUED)
 Gleason Corp. . . . . . . . . . . . . . . . . . . . . . . . . .       39,000     $   1,813,500
 Katy Industries, Inc. . . . . . . . . . . . . . . . . . . . . .       50,500           751,187
 Lincoln Electric Co. . . . . . . . . . . . . . . . .  . . . . .        8,000           280,000
*Motivepower Industries Inc. . . . . . . . . . . . . . . . . . .       46,300           740,800
 Robbins & Myers, Inc. . . . . . . . . . . . . . . . . . . . . .       81,400         2,645,500
*Specialty Equipment Companies Inc.. . . . . . . . . . . . . . .       26,300           387,925
 Tecumseh Products Co., Class A  . . . . . . . . . . . . . . . .       20,100         1,203,488
                                                                                     ----------
                                                                                     10,394,794
                                                                                     ----------
 INSURANCE: 6.21%
 ACE Ltd. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,300         1,647,412
 AEGON N.V., ADR  . . . . . . . . . . . . . . . . . . . . . . . .       9,035           633,015
 Allmerica Financial Corp.  . . . . . . . . . . . . . . . . . . .      12,600           502,425
 American Annuity Group, Inc. . . . . . . . . . . . . . . . . . .      75,500         1,359,000
 American Bankers Insurance Group, Inc. . . . . . . . . . . . . .      24,000         1,518,000
 Capital Re Corp. . . . . . . . . . . . . . . . . . . . . . . . .      13,500           722,250
 Capitol Transamerica Corp. . . . . . . . . . . . . . . . . . . .       4,100           111,725
 Chartwell Re Corp. . . . . . . . . . . . . . . . . . . . . . . .      22,800           684,000
 CIGNA Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . .       8,400         1,491,000
 Citizens Corp.. . . . . . . . . . . . . . . . . . . . . . . . .       33,900           936,487
 CMAC Investment Corp. . . . . . . . . . . . . . . . . . . . . .        3,600           171,900
*CNA Financial Corp. . . . . . . . . . . . . . . . . . . . . . .       19,200        2,024,400
 Conseco Inc. . . . . . . . . . . . . . . . . . . . . . . . .  .       50,748         1,877,676
*Delphi Financial Group, Inc., Class A  . . . . . . . . . . . . .      28,458         1,095,633
 Enhance Financial Services Group Inc.  . . . . . . . . . . . . .       4,500           197,437
 Equitable of Iowa Companies . . . . . . . . . . . . . . . . . .        9,500           532,000
 EXEL Limited . . . . . . . . . . . . . . . . . . . . . . . .  .       25,200         1,329,300
 Financial Security Assurance Holdings Ltd. . . . . . . . . . . .       3,600           140,175
 Fremont General Corp.  . . . . . . . . . . . . . . . . . . . . .      39,700         1,597,925
 Frontier Insurance Group Inc.  . . . . . . . . . . . . . . . . .       1,800           116,550
 Life Re Corp.  . . . . . . . . . . . . . . . . . . . . . . . . .      11,800           550,175
*Life USA Holding, Inc. . . . . . . . . . . . . . . . . . . . . .      37,900           540,075
*Markel Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .       1,400           179,200
*Medical Assurance Inc.  . . . . . . . . . . .  . . . . . . . . .       6,254           254,069
 NAC Re Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .       9,500           459,563
*National Western Life Insurance Co., Class A . . . . . . . . . .       4,100           365,925
 NYMAGIC, Inc.  . . . . . . . . . . . . . . . . . . . . . . . . .      25,926           534,724
 Old Republic International Corp. . . . . . . . . . . . . . . . .     101,350         3,072,172
 Orion Capital Corp.  . . . . . . . . . . . . . . . . . . . . . .      10,400           767,000
 Penncorp Financial Group Inc.  . . . . . . . . . . . . . . . . .      10,000           385,000
 Presidential Life Corp.  . . . . . . . . . . . . . . . . . . . .      55,700         1,079,188
 Reliance Group Holdings, Inc.  . . . . . . . . . . . . . . . . .      55,300           656,688
 Reliastar Financial Corp. . . . . . . . . . .  . . . . . . . . .       5,183           379,007
 RLI Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,700           790,694
 Security-Connecticut Corp. . . . . . . . . . . . . . . . . . . .       7,300           401,956
 Selective Insurance Group, Inc. . . . . .  . . . . . . . . . . .      12,500           605,469
 TIG Holdings Inc.  . . . . . . . . . . . . . . . . . . . . . . .      18,400           575,000
 Transatlantic Holdings Inc.  . . . . . . . . . . . . . . . . . .      11,900         1,181,075
                                                                                     -----------
                                                                                     31,465,290
                                                                                     -----------
 INVESTMENT BANKING AND BROKERAGE: 3.77%
 A.G. Edwards, Inc. . . . . . . . . . . . . . . . . . . . . . . .      27,700         1,184,175
 Bear, Stearns & Co. Inc. . . . . . . . . . . . . . . . . . . . .      75,323         2,575,105
 Donaldson, Lufkin & Jenrette, Inc. . . . . . . . . . . . . . . .      12,200           728,950
 Interra Financial Inc. . . . . . . . . . . . . . . . . . . . . .      21,416           898,133
 Investors Financial Group Inc. . . . . . . . . . . . . . . . . .         387            18,383
 Jefferies Group, Inc.  . . . . . . . . . . . . . . . . . . . . .      46,200         2,633,400
 Lehman Brothers Holdings Inc.  . . . . . . . . . . . . . . . . .      81,000         3,280,500
 McDonald & Co. Investments Inc.  . . . . . . . . . . . . . . . .      29,800         1,367,075
 PaineWebber Group Inc. . . . . . . . . . . . . . . . . . . . . .      28,100           983,500
 Quick & Reilly Group Inc.  . . . . . . . . . . . . . . . . . . .      73,111         1,699,831
 Raymond James Financial Corp.  . . . . . . . . . . . . . . . . .      39,145         1,071,594
 Salomon Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .      43,200         2,403,000
 Southwest Securities Group Inc.  . . . . . . . . . . . . . . . .      12,700           247,650
                                                                                     ----------
                                                                                     19,091,296
                                                                                     ----------
 INVESTMENT MANAGEMENT: 0.00%
 Atalanta/Sosnoff Capital Corp . . . . . . .  . . . . . . . . . .         804             8,894
                                                                                     ----------

 MANUFACTURING: 1.52%
*ACX Technologies, Inc. . . . . . . . . . . . . . . . . . . . . .       2,600            58,500
 Aeroquip-Vickers Inc.  . . . . . . . . . . . . . . . . . . . . .      12,500           590,625

                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
*Carlisle Companies Inc. . . . . . . . . . . . . . . . . . . . . .     13,100     $     456,862
 Core Industries Inc.  . . . . . . . . . . . . . . . . . . . . . .     19,200           475,200
*Global Industrial Technologies, Inc.  . . . . . . . . . . . . . .      9,600           196,800
*Insilco Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .      3,100           116,250
 Lindsay Manufacturing Co. . . . . . . . . . . . . . . . . . . . .     16,650           545,287
 Montedison S.P.A., ADR  . . . . . . . . . . . . . . . . . . . . .     25,114           169,520
 Nova Corp . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,500           131,750
 Premark International Inc.  . . . . . . . . . . . . . . . . . . .     25,800           690,150
 Transtechnology Corp. . . . . . . . . . . . . . . . . . . . . . .     33,700           766,675
 Tredegar Industries Inc.  . . . . . . . . . . . . . . . . . . . .     46,300         2,569,650
 Trinity Industries Inc. . . . . . . . . . . . . . . . . . . . . .     24,200           768,350
 Valmont Industries Inc. . . . . . . . . . . . . . . . . . . . . .      9,600           182,400
                                                                                        -------
                                                                                      7,718,019
                                                                                      ---------
 MARINE TRANSPORTATION: 0.35%
 Interpool, Inc. . . . . . . . . . . . . . . . . . . . . . . . . .     11,550           170,362
 Oglebay Norton Co.  . . . . . . . . . . . . . . . . . . . . . . .      3,700           164,188
*OMI Corp. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     82,000           784,125
 Stolt-Nielsen S.A.  . . . . . . . . . . . . . . . . . . . . . . .     35,000           660,625
                                                                                      ---------
                                                                                      1,779,300
                                                                                      ---------
 MEDICAL TECHNOLOGY: 0.70%
*Advanced Technology Laboratories, Inc. . . . . . . . . . . . . .      28,100         1,208,300
*Cooper Companies, Inc. . . . . . . . . . . . . . . . . . . . . .      78,900         1,834,425
*Creative Biomolecules Inc. . . . . . . . . . . . . . . . . . . .      67,600           477,425
                                                                                      ---------
                                                                                      3,520,150
                                                                                      ---------
 METAL FABRICATION: 1.66%
*Avondale Industries, Inc.  . . . . . . . . . . . . . . . . . . .      52,200         1,096,200
*Gibraltar Steel Corp . . . . . . . . . . . . . . . . . . . . . .       4,000            92,000
 Kaydon Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .       9,100           451,587
*Mueller Industries, Inc. . . . . . . . . . . . . . . . . . . . .      52,700         2,305,625
*Oregon Metallurgical Corp. . . . . . . . . . . . . . . . . . . .      23,300           655,313
 Reliance Steel & Aluminum Co.  . . . . . . . . . . . . . . . . .      26,700           694,200
*Shiloh Industries, Inc. .  . . . . . . . . . . . . . . . . . . .      40,500           817,594
 Timken Co. . . . . . . . . . . . . . . . . . . . . . . . . . . .      64,000         2,276,000
                                                                                      ---------
                                                                                      8,388,519
                                                                                      ---------
 METALS AND MINING: 1.02%
*Alumax Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .       40,500         1,536,469
 ASARCO Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .       21,400           655,375
 Brush Wellman Inc.  . . . . . . . . . . . . . . . . . . . . . .       16,100           337,094
 Cyprus Amax Minerals Co . . . . . . . . . . . . . . . . . . . .        9,900           242,550
 De Beers Consolidated Mines Ltd., ADR . . . . . . . . . . . . .       17,600           650,100
 Minorco, ADR  . . . . . . . . . . . . . . . . . . . . . . . . .        4,300            99,169
 Southern Peru Copper Corp.  . . . . . . . . . . . . . . . . . .       35,200           686,400
*Tremont Corp. . . . . . . . . . . . . . . . . . . . . . . . . .       12,100           530,888
 Zeigler Coal Holdings Co. . . . . . . . . . . . . . . . . . . .       17,300           404,388
                                                                                      ---------
                                                                                      5,142,433
                                                                                      ---------
 OFFICE AUTOMATION AND EQUIPMENT: 0.13%
 Kimball International, Inc., Class B  . . . . . . . . . . . . .        8,200           330,050
 Standard Register Co. . . . . . . . . . . . . . . . . . . . . .       11,106           340,121
                                                                                        -------
                                                                                        670,171
                                                                                        -------
 OIL AND GAS: 8.37%
 Amerada Hess Corp. . . . . . . . . . . . . . . . . . .  . . . .        6,300           350,044
 Apache Corp.  . . . . . . . . . . . . . . . . . . . . . . . . .        9,300           302,250
 Aquila Gas Pipeline Corp. . . . . . . . . . . . . . . . . . . .       56,600           788,862
 Atlantic Richfield Co.  . . . . . . . . . . . . . . . . . . . .       11,200           789,600
*Benton Oil & Gas Co.  . . . . . . . . . . . . . . . . . . . . .       30,100           451,500
 Berry Petroleum, Class A  . . . . . . . . . . . . . . . . . . .       15,100           286,900
 Cabot Oil & Gas Corp., Class A  . . . . . . . . . . . . . . . .        5,800           102,225
*Chieftain International, Inc. . . . . . . . . . . . . . . . . .        6,200           136,012
*Cliffs Drilling Co. . . . . . . . . . . . . . . . . . . . . . .       76,000         2,774,000
 Coastal Corp. . . . . . . . . . . . . . . . . . . . . . . . . .       57,400         3,052,962
 Columbia Gas System, Inc. . . . . . . . . . . . . . . . . . . .       50,600         3,301,650
 Cross Timbers Oil Co. . . . . . . . . . . . . . . . . . . . . .       11,850           228,112
 Devon Energy Corp.  . . . . . . . . . . . . . . . . . . . . . .       17,300           635,775
 Elf Aquitaine S. A., ADR  . . . . . . . . . . . . . . . . . . .       31,900         1,736,556
 Eni S.P.A., ADR . . . . . . . . . . . . . . . . . . . . . . . .       14,600           830,375
 Fina, Inc., Class A . . . . . . . . . . . . . . . . . . . . . .        8,200           522,750

                  STATEMENT OF NET ASSETS AS OF JUNE 30, 1997
                            (UNAUDITED)(CONTINUED)
                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
 OIL AND GAS (CONTINUED)
*Forest Oil Corp. . . . . . . . . . . . . . . . . . . . . . . . .      33,300      $    489,094
 Helmerich & Payne, Inc.  . . . . . . . . . . . . . . . . . . . .       5,400           311,175
 Imperial Oil Ltd . . . . . . . . . . . . . . . . . . . . . . . .       8,500           436,687
 Kerr-McGee Corp. . . . . . . . . . . . . . . . . . . . . . . . .      18,400         1,166,100
 Lomak Petroleum, Inc.  . . . . . . . . . . . . . . . . . . . . .      17,900           318,844
*Louis Dreyfus Natural Gas Corp.  . . . . . . . . . . . . . . . .      20,700           336,375
 Lufkin Industries, Inc.  . . . . . . . . . . . . . . . . . . . .      26,800           703,500
*Marine Drilling Companies, Inc.  . . . . . . . . . . . . . . . .      18,300           359,138
*Mesa Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . . .      31,200           179,400
 Mitchell Energy & Development Corp.  . . . . . . . . . . . . . .      38,300           775,575
 Murphy Oil Corp. . . . . . . . . . . . . . . . . . . . . . . . .       4,200           204,750
 Occidental Petroleum Corp. . . . . . . . . . . . . . . . . . . .      29,800           746,863
*Oryx Energy Co.  . . . . . . . . . . . . . . . . . . . . . . . .      58,000         1,225,250
 Pacific Enterprises  . . . . . . . . . . . . . . . . . . . . . .      19,100           642,238
 Parker & Parsley Petroleum Co. . . . . . . . . . . . . . . . . .      20,200           714,575
 Pennzoil Co. . . . . . . . . . . . . . . . . . . . . . . . . . .      10,300           790,525
 Phillips Petroleum Co. . . . . . . . . . . . . . . . . . . . . .      39,300         1,719,375
*Plains Resources Inc.  . . . . . . . . . . . . . . . . . . . . .      21,800           321,550
*Pool Energy Services Co. . . . . . . . . . . . . . . . . . . . .      31,100           563,688
 PS Group Holdings Inc. . . . . . . . . . . . . . . . . . . . . .      38,075           490,216
*RPC Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      72,860         1,074,685
*Santa Fe Energy Resources, Inc.  . . . . . . . . . . . . . . . .      23,800           349,563
*SEACOR Smit Inc. . . . . . . . . . . . . . . . . . . . . . . . .       8,400           439,425
 St Mary Land & Exploration Co. . . . . . . . . . . . . . . . . .       9,900           347,738
 Sun Company, Inc.  . . . . . . . . . . . . . . . . . . . . . . .      22,000           682,000
 Texaco Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . .       6,000           652,500
 Total S.A., ADR  . . . . . . . . . . . . . . . . . . . . . . . .       9,400           475,875
*Tuboscope Vetco International Corp.  . . . . . . . . . . . . . .      39,000           775,125
 Union Texas Petroleum Holdings Inc.  . . . . . . . . . . . . . .      29,900           626,031
 USX-Marathon Group . . . . . . . . . . . . . . . . . . . . . . .      97,900         2,826,863
 Valero Energy Corp.  . . . . . . . . . . . . . . . . . . . . . .      11,600           420,500
*Veritas DGC Inc. . . . . . . . . . . . . . . . . . . . . . . . .      79,255         1,783,238
 Vintage Petroleum Inc. . . . . . . . . . . . . . . . . . . . . .       5,200           159,900
 Western Gas Resources Inc. . . . . . . . . . . . . . . . . . . .       8,100           157,950
 YPF Sociedad Anonima, ADR  . . . . . . . . . . . . . . . . . . .      91,600         2,816,700
                                                                                     ----------
                                                                                     42,372,584
                                                                                     ----------

 PERSONAL CARE PRODUCTS: 0.14%
*NBTY, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,100           702,800
                                                                                     ----------

 POLLUTION CONTROL EQUIPMENT: 0.24%
 BHA Group Inc., Class A  . . . . . . . . . . . . . . . . . . . .      26,257           485,754
*Gundle/SLT Environmental, Inc. . . . . . . . . . . . . . . . . .      76,900           384,500
 Met-Pro Corp.  . . . . . . . . . . . . . . . . . . . . . . . . .      21,420           323,978
                                                                                     ----------
                                                                                      1,194,232
                                                                                     ----------
 PRECISION INSTRUMENTS: 1.12%
*Coherent, Inc. . . . . . . . . . . . . . . . . . . . . . . . . .      33,400         1,486,300
 Fluke Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . .       4,700           278,475
 MTS Systems Corp . . . . . . . . . . . . . . . . . . . . . . . .      32,000           976,000
*SPS Technologies Inc. . . . . . . . . . . . . .  . . . . . . . .      24,800         1,754,600
 Technitrol Inc.  . . . . . . . . . . . . . . . . . . . . . . . .      33,600           919,800
*Zygo Corp. . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,000           276,750
                                                                                      ---------
                                                                                      5,691,925
                                                                                      ---------
 PRINTING AND FORMS: 1.00%
 Bowne & Co., Inc. . . . . . . . . . . . . . . . . . . . . . . .       33,500         1,168,312
*CSS Industries Inc. . . . . . . . . . . . . . . . . . . . . . .        1,300            41,113
*Gibson Greetings, Inc.  . . . . . . . . . . . . . . . . . . . .       40,600           913,500
 Graphic Industries, Inc.  . . . . . . . . . . . . . . . . . . .      109,000         1,444,250
*Mail-Well, Inc. . . . . . . . . . . . . . . . . . . . . . . . .       21,000           598,500
 Quebecor Inc., Class A  . . . . . . . . . . . . . . . . . . . .       46,800           871,650
                                                                                      ---------
                                                                                      5,037,325
                                                                                      ---------
 PUBLISHING: 0.17%
 Value Line Inc. . . . . . . . . . . . . . . . . . . . . . . . .       19,900           860,675
                                                                                       --------

 RAILROADS: 0.39%
 Canadian National Railway Co. . . . . . . . . . . . . . . . . .        9,800           428,750
 CSX Corp. . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,200           566,100
 GATX Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . .       17,100           987,525
                                                                                      ---------
                                                                                      1,982,375
                                                                                      ---------

                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
 REAL ESTATE INVESTMENT TRUSTS: 0.33%
 Capstead Mortgage Corp.  . . . . . . . . . . . . . . . . . . .         5,600      $    138,250
 HRE Properties . . . . . . . . . . . . . . . . . . . . . . . .           695            12,336
 Koger Equity Inc.  . . . . . . . . . . . . . . . . . . . . . .        20,200           368,650
 RFS Hotel Investors Inc. . . . . . . . . . . . . . . . . . . .        17,800           320,400
 Thornburg Mortgage Asset Corp. . . . . . . . . . . . . . . . .        37,700           810,550
                                                                                      ---------
                                                                                      1,650,186
                                                                                      ---------
 RECREATIONAL PRODUCTS: 0.36%
 Brunswick Corp. . . . . . . . . . . . . . . . . . . . .  . . .        24,600           768,750
 Coachmen Industries, Inc.  . . . . . . . . . . . . . . . . . .        43,300           741,512
 Russ Berrie & Co., Inc.  . . . . . . . . . . . . . . . . . . .        14,100           309,319
*The Score Board Inc. . . . . . . . . . . . . . . . . . . . . .           786               737
                                                                                      ---------
                                                                                      1,820,318
                                                                                      ---------
 RENTAL AND LEASING: 0.76%
*Electro Rent Corp. . . . . . . . . . . . . . . . . . . . . . .       123,675         3,060,956
 McGrath Rentcorp . . . . . . . . . . . . . . . . . . . . . . .        37,600           770,800
                                                                                      ---------
                                                                                      3,831,756
                                                                                      ---------
 RESTAURANTS: 0.68%
 CKE Restaurants, Inc. . . . . . . . . . . . . . . .  . . . . .        13,800           436,425
*Foodmaker, Inc. . . . . . . . . . . . . . . . . . .  . . . . .       119,800         1,961,725
*Ryan's Family Steak Houses Inc.  . . . . . . . . . . . . . . .        70,000           599,375
*Showbiz Pizza Time, Inc. . . . . . . . . . . . . . . . . . . .        17,400           458,925
                                                                                      ---------
                                                                                      3,456,450
                                                                                      ---------
 RETAIL TRADE: 2.89%
*Burlington Coat Factory Warehouse Corp.                               15,300           298,350
 Carson Pirie Scott & Co. . . . . . . . . . . . . . . . . . . .        13,900           441,325
*Central Garden & Pet Co. . . . . . . . . . . . . . . . . . . .        13,300           332,500
 Dayton Hudson Corp.  . . . . . . . . . . . . . . . . . . . . .        37,400         1,989,212
*Dress Barn, Inc. . . . . . . . . . . . . . . . . . . . . . . .        17,300           337,350
*Fabri-Centers of America, Inc., Class A  . . . . . . . . . . .        41,000         1,117,250
*Federated Department Stores, Inc.  . . . . . . . . . . . . . .        33,300         1,157,175
*Fred Meyer Inc.  . . . . . . . . . . . . . . . . . . . . . . .        29,500         1,524,781
*Genesco Inc. . . . . . . . . . . . . . . . . . . . . . . . . .        42,400           601,550
*Goody's Family Clothing Inc. . . . . . . . . . . . . . . . . .        16,900           462,637
*K Mart Corp. . . . . . . . . . . . . . . . . . . . . . . . . .        34,900           427,525
*Proffitt's Inc.  . . . . . . . . . . . . . . . . . . . . . . .         1,600            70,200
 Ross Stores Inc. . . . . . . . . . . . . . . . . . . . . . . .        78,000         2,549,625
 Ruddick Corp. .  . . . . . . . . . . . . . . . . . . . . . . .         1,200            19,800
 Shopko Stores Inc. . . . . . . . . . . . . . . . . . . . . . .        27,200           693,600
*Waban Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .        15,400           495,688
*Wet Seal Inc., Class A . . . . . . . . . . . . . . . . . . . .        23,500           741,719
*Woolworth Corp.  . . . . . . . . . . . . . . . . . . . . . . .        43,700         1,048,800
*Zale Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .        16,200           320,963
                                                                                     ----------
                                                                                     14,630,050
                                                                                     ----------
 SAVINGS AND LOAN ASSOCIATIONS: 3.43%
 Albank Financial Corp. . . . . . . . . . . . . . . . . . . . .        25,400         1,003,300
 Astoria Financial Corp.  . . . . . . . . . . . . . . . . . . .        39,000         1,852,500
 Bankers Corp.  . . . . . . . . . . . . . . . . . . . . . . . .        13,400           375,200
 Citfed Bancorp, Inc. . . . . . . . . . . . . . . . . . . . . .         5,900           228,625
*Coast Savings Financial, Inc.  . . . . . . . . . . . . . . . .        14,900           677,019
 Dime Bancorp, Inc. . . . . . . . . . . . . . . . . . . . . . .        32,100           561,750
 Downey Financial Corp. . . . . . . . . . . . . . . . . . . . .        33,600           793,800
*Firstfed Financial Corp. . . . . . . . . . . . . . . . . . . .        31,800           987,787
*Glendale Federal Bank, F.S.B.  . . . . . . . . . . . . . . . .        25,100           655,737
 Golden West Financial Corp.  . . . . . . . . . . . . . . . . .         6,800           476,000
 H.F. Ahmanson & Co.  . . . . . . . . . . . . . . . . . . . . .        13,900           597,700
 MAF Bancorp Inc. . . . . . . . . . . . . . . . . . . . . . . .        20,500           858,438
 New York Bancorp Inc.  . . . . . . . . . . . . . . . . . . . .        13,950           484,763
 Onbancorp Inc. . . . . . . . . . . . . . . . . . . . . . . . .        12,500           637,500
 RCSB Financial Inc.  . . . . . . . . . . . . . . . . . . . . .        58,400         2,795,900
 Sovereign Bancorp Inc. . . . . . . . . . . . . . . . . . . . .        71,160         1,085,190
 St. Paul Bancorp Inc.  . . . . . . . . . . . . . . . . . . . .        14,800           490,250
 TR Financial Corp. . . . . . . . . . . . . . . . . . . . . . .        74,400         1,873,950
 Trans Financial Inc. . . . . . . . . . . . . . . . . . . . . .         9,600           267,600
 Washington Mutual Inc. . . . . . . . . . . . . . . . . . . . .        11,400           681,150
                                                                                     ----------
                                                                                     17,384,159
                                                                                     ----------




                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
 Shoes: 0.03%
*Vans, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .         5,000     $      75,625
 Weyco Group Inc. . . . . . . . . . . . . . . . . . . . . . . .           800            52,000
                                                                                        -------
                                                                                        127,625
                                                                                        -------
 Steel: 3.05%
 AK Steel Holding Corp. . . . . . . . . . . . . . . . . . . . .        46,100         2,034,162
 British Steel Plc, ADR . . . . . . . . . . . . . . . . . . . .        75,700         1,911,425
 Chaparral Steel Co.  . . . . . . . . . . . . . . . . . . . . .        15,800           236,012
 Cleveland-Cliffs Inc.  . . . . . . . . . . . . . . . . . . . .        31,300         1,275,475
 Inland Steel Industries, Inc.  . . . . . . . . . . . . . . . .        26,400           689,700
 Lone Star Technologies, Inc. . . . . . . . . . . . . . . . . .        76,000         2,175,500
 LTV Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . .        25,400           361,950
 Oregon Steel Mills, Inc. . . . . . . . . . . . . . . . . . . .        14,900           297,069
 Pohang Iron & Steel Co., ADR . . . . . . . . . . . . . . . . .        37,200         1,190,400
 Quanex Corp. . . . . . . . . . . . . . . . . . . . . . . . . .        24,400           748,775
 Roanoke Electric Steel Corp. . . . . . . . . . . . . . . . . .        45,100           755,425
 Tubos De Acero de Mexico, ADR  . . . . . . . . . . . . . . . .       155,100         2,859,656
 USX-U.S. Steel Group . . . . . . . . . . . . . . . . . . . . .        26,400           925,650
                                                                                     ----------
                                                                                     15,461,199
                                                                                     ----------
 SUPERMARKET CHAINS: 0.22%
 Great Atlantic & Pacific Tea Company, Inc.                            36,000           978,750
 Supervalu Inc. . . . . . . . . . . . . . . . . . . . . . . . .         3,800           131,100
                                                                                     ----------
                                                                                      1,109,850
                                                                                     ----------
 TELECOMMUNICATIONS: 1.35%
*Atlantic Tele-Network, Inc.  . . . . . . . . . . . . . . . . .        41,800           522,500
 British Telecommunications Plc., ADR . . . . . . . . . . . . .         5,600           415,800
 Philippine Long Distance Telephone Co., ADR  . . . . . . . . .         2,000           128,500
 Portugal Telecommunications S.A., ADR  . . . . . . . . . . . .        14,900           597,863
 Tadiran Ltd., ADR  . . . . . . . . . . . . . . . . . . . . . .        33,000           944,625
 Tele Danmark A.S., ADR . . . . . . . . . . . . . . . . . . . .        77,000         2,011,625
 Telefonos de Mexico, S.A., ADR . . . . . . . . . . . . . . . .        46,500         2,220,375
                                                                                      ---------
                                                                                      6,841,288
                                                                                      ---------
 TEXTILES: 0.41%
 Guilford Mills, Inc. . . . . . . . . . . . . . . . . . . . . .        36,600           761,737
 Interface Inc., Class A  . . . . . . . . . . . . . . . . . . .        38,800           858,450
*Mohawk Industries Inc. . . . . . . . . . . . . . . . . . . . .         5,000           113,750
*O'Sullivan Industries Holdings, Inc. . . . . . . . . . . . . .        21,400           354,438
                                                                                      ---------
                                                                                      2,088,375
                                                                                      ---------
 TOBACCO: 0.65%
 RJR Nabisco Holdings Corp. . . . . . . . . . . . . . . . . . .        70,900         2,339,700
 Universal Corp.  . . . . . . . . . . . . . . . . . . . . . . .        29,400           933,450
                                                                                      ---------
                                                                                      3,273,150
                                                                                      ---------
 TRANSPORTATION: 0.17%
*Greyhound Lines Inc. . . . . . . . . . . . . . . . . . . . . .       191,000           859,500
                                                                                      ---------

 TRUCKING: 1.08%
 Cascade Corp.  . . . . . . . . . . . . . . . . . . . . . . . .        11,800           227,887
*Gardner Denver Machinery Inc.  . . . . . . . . . . . . . . . .        94,400         2,808,400
 PACCAR Inc.  . . . . . . . . . . . . . . . . . . . . . . . . .        11,600           538,675
 Raymond Corp.  . . . . . . . . . . . . . . . . . . . . . . . .        20,800           679,250
 Roadway Express, Inc.  . . . . . . . . . . . . . . . . . . . .        21,700           507,238
*Yellow Corp. . . . . . . . . . . . . . . . . . . . . . . . . .        30,600           684,675
                                                                                      ---------
                                                                                      5,446,125
                                                                                      ---------
 UTILITIES: 6.96%
 Allegheny Power System, Inc. . . . . . . . . . . . . . . . . .        23,000           613,812
 Atlantic Energy Inc. . . . . . . . . . . . . . . . . . . . . .        37,900           637,194
 Baltimore Gas & Electric Co. . . . . . . . . . . . . . . . . .        29,800           795,287
 Black Hills Corp.  . . . . . . . . . . . . . . . . . . . . . .           600            17,100
 Boston Edison Co.  . . . . . . . . . . . . . . . . . . . . . .        35,000           923,125
 California Water Service Co. . . . . . . . . . . . . . . . . .        15,400           681,450
 Centerior Energy Corp. . . . . . . . . . . . . . . . . . . . .        76,700           858,081
 CMS Energy Corp. . . . . . . . . . . . . . . . . . . . . . . .        38,600         1,360,650
 Delmarva Power & Light Co. . . . . . . . . . . . . . . . . . .         6,300           120,094
 DQE Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,200           288,150
 Edison International . . . . . . . . . . . . . . . . . . . . .        88,500         2,201,437


                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
 Enersis S.A., ADR  . . . . . . . . . . . . . . . . . . . . . .        16,200      $    576,112
 Entergy Corp.  . . . . . . . . . . . . . . . . . . . . . . . .        65,600         1,795,800
 GPU, Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . .        37,300         1,338,137
 Hawaiian Electric Industries Inc.  . . . . . . . . . . . . . .         3,900           150,638
 Houston Industries Inc.  . . . . . . . . . . . . . . . . . . .        18,000           385,875
*Huaneng Power International Inc., ADR  . . . . . . . . . . . .        17,300           441,150
 Illinova Corp. . . . . . . . . . . . . . . . . . . . . . . . .        57,900         1,273,800
 IPALCO Enterprises, Inc. . . . . . . . . . . . . . . . . . . .        37,400         1,168,750
 KU Energy Corp.  . . . . . . . . . . . . . . . . . . . . . . .         5,700           194,513
 Long Island Lighting Co. . . . . . . . . . . . . . . . . . . .        15,900           365,700
 MidAmerican Energy Holdings Co.  . . . . . . . . . . . . . . .        34,600           599,013
 Montana Power Co.  . . . . . . . . . . . . . . . . . . . . . .        21,500           498,531
 National Fuel Gas Co.  . . . . . . . . . . . . . . . . . . . .        19,700           826,169
 New England Electric System  . . . . . . . . . . . . . . . . .        22,500           832,500
 New York State Electric & Gas Corp.  . . . . . . . . . . . . .        39,600           826,650
*Niagara Mohawk Power Corp. . . . . . . . . . . . . . . . . . .        51,700           442,681
 NorAm Energy Corp. . . . . . . . . . . . . . . . . . . . . . .        65,400           997,350
 Northern States Power Co. (Minn.)  . . . . . . . . . . . . . .         5,900           305,325
 Northwest Natural Gas Co.  . . . . . . . . . . . . . . . . . .        15,100           395,431
 NUI Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . .        19,400           435,288
 ONEOK Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .         8,200           263,938
 Pacific Gas & Electric Co. . . . . . . . . . . . . . . . . . .        16,300           395,275
 PacifiCorp . . . . . . . . . . . . . . . . . . . . . . . . . .        15,600           343,200
 Peoples Energy Corp. . . . . . . . . . . . . . . . . . . . . .        25,500           954,656
 Pinnacle West Capital Corp.  . . . . . . . . . . . . . . . . .        67,100         2,017,194
 Powergen Plc, ADR  . . . . . . . . . . . . . . . . . . . . . .         1,800            87,300
 PP&L Resources, Inc. . . . . . . . . . . . . . . . . . . . . .        20,000           398,750
 Public Service Co. of New Mexico . . . . . . . . . . . . . . .        16,000           286,000
 Public Service Enterprise Group Inc. . . . . . . . . . . . . .        47,700         1,192,500
 Shandong Huaneng Ltd., ADR . . . . . . . . . . . . . . . . . .        66,516           715,047
 Sierra Pacific Resources Inc.  . . . . . . . . . . . . . . . .        21,700           694,400
 Texas Utilities Co.  . . . . . . . . . . . . . . . . . . . . .        24,700           850,606
 TNP Enterprises Inc. . . . . . . . . . . . . . . . . . . . . .        68,900         1,597,619
 Transcanada Pipelines Ltd. . . . . . . . . . . . . . . . . . .        21,200           426,650
 Unicom Corp. . . . . . . . . . . . . . . . . . . . . . . . . .        40,100           892,225
 UtiliCorp United Inc.  . . . . . . . . . . . . . . . . . . . .        27,100           789,288
 Washington Gas Light Co. . . . . . . . . . . . . . . . . . . .        11,600           291,450
 Westcoast Energy Inc.  . . . . . . . . . . . . . . . . . . . .        39,100           711,131
                                                                                     ----------
                                                                                     35,253,022
                                                                                     ----------
 WHOLESALE DISTRIBUTORS: 0.50%
 Hughes Supply, Inc.  . . . . . . . . . . . . . . . . . . . . .        37,100         1,484,000
*United Stationers Inc. . . . . . . . . . . . . . . . . . . . .        42,100         1,063,025
                                                                                      ---------
                                                                                      2,547,025
                                                                                      ---------
 TOTAL COMMON STOCKS
      (Cost $314,345,924) . . . . . . . . . . . . . . . . . . .                     433,304,092
            ------------                                                            -----------

                                                              PRINCIPAL AMOUNT
                                                              ----------------

 SHORT-TERM OBLIGATIONS: 1.38%
 United States Treasury Bills: 1.38%
      5.155%, 7/17/97 . . . . . . . . . . . . . . .                $6,000,000(a)      5,986,791
      5.085%, 8/21/97 . . . . . . . . . . . . . . .                 1,000,000(a)        993,140
                                                                                      ---------
                                                                                      6,979,931
                                                                                      ---------
 Total Short-Term Obligations
      (Cost $6,979,050) . . . . . . . . . . . . . . . . . . . .                       6,979,931
            ----------                                                                ---------
 REPURCHASE AGREEMENTS: 12.59 %
 With Morgan Stanley & Co., Inc.,
      (dated 6/30/97), 6.10%, due 7/1/97
      (Repurchase proceeds $33,761,720);
      collateralized by: $34,000,000
      Federal National Mortgage Association Bonds,
      5.50%-10.00%, 3/1/2000-7/1/2022
      (Market value $34,668,725) . . . . . . . . .                 33,756,000        33,756,000



                  STATEMENT OF NET ASSETS AS OF JUNE 30, 1997
                            (UNAUDITED) (CONCLUDED)


                                                                  Principal
                                                                  Amount or
                                                                  Number of          Value
                                                                  Contracts         (Note 2)
                                                                 -----------       ----------
 With Prudential Securities Inc.,
      (dated 6/30/97), 5.98%, due 7/1/97
      (Repurchase proceeds $30,004,983);
      collateralized by: $20,323,860 of various
      United States Government and Agency Obligations,
      5.75%-7.00%, 1/1/2000-10/31/2000
      (Market value $30,600,960)  . . . . . . . . . .              $30,000,000     $ 30,000,000
                                                                                  -------------
 TOTAL REPURCHASE AGREEMENTS
      (Cost $63,756,000) . . . . . . . . . . . . . . . . . . . . . . . . . .         63,756,000
                                                                                  -------------
 TOTAL INVESTMENTS IN SECURITIES
      (Cost $385,080,974)  . . . . . . . . . . . . . . . . . . . . . . . . .        504,040,023
                                                                                  -------------
 UNREALIZED APPRECIATION (DEPRECIATION)
  ON FUTURES CONTRACTS: (0.24) %
 Mid-Cap 400 September 1997 Short futures . . . . . .                    (354)         (459,494)
 Russell 2000 September 1997 Short futures                               (257)         (949,450)
 Standard & Poor's 500
      September 1997 Short futures  . . . . . . . . .                     (43)          212,802
                                                                                  -------------
 NET UNREALIZED DEPRECIATION ON
  FUTURES CONTRACTS (B)  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,196,142)
                                                                                  -------------
 TOTAL INVESTMENTS
      (Cost $385,080,974) . . . . . . . . . . . . . .                   99.29%      502,843,881
 Other Assets . . . . . . . . . . . . . . . . . . . .                  001.03         5,203,146
                                                                        ------    -------------
      Total Assets  . . . . . . . . . . . . . . . . .                  100.32%      508,047,027
      Total Liabilities (Note 5)  . . . . . . . . . .                   (0.32)       (1,602,729)
                                                                        ------    -------------
 NET ASSETS (Note 6)  . . . . . . . . . . . . . . . .                  100.00%     $506,444,298
                                                                       =======    =============


CLASS A SHARES
Net asset value (NAV) and redemption price per share
      ($267,667,752/15,557,878 shares) . . . . . . . . . . . . . . . . . . . .            $17.20
                                                                                          ======

Maximum public offering price per share-
      NAV/(1-maximum sales charge) ($17.20/.945) . . . . . . . . . . . . . . .            $18.20
                                                                                          ======

Class B Shares
Net asset value and offering price per share
      ($13,145,650/770,820 shares) . . . . . . . . . . . . . . . . . . . . . .            $17.05
                                                                                          ======

Redemption price per share  . . . . . . . . . . . . . . . . . . . . . . .  . .              **
                                                                                          ======
Class C Shares
Net asset value and offering price per share
      ($223,244,775/13,109,045 shares)  . . . . . . . . . . .  . . . . . . . .            $ 7.03
                                                                                          ======

Redemption price per share . . . . . . . . . . . . . . . . . . . . . . . . . .              **
                                                                                          ======
Class I Shares
Net asset value, offering and redemption price per share
      ($2,386,121/137,313 shares) . . . . . . . . . . . . . . . . .  . . . . .            $17.38
                                                                                          ======

--------------------------------------------------------------------------------

* Non-income producing security.

** Varies by length of time shares are held. (Note 3b)

(a) Pledged as collateral for futures transactions.

(b) The market value of the short futures was $121,658,225 (repesenting 24.02% of the Fund's net assets) with a cost of $122,854,367.

For Federal income tax purposes, the tax basis of investments owned at June 30, 1997 was $385,142,047 and net unrealized appreciation on investments consisted of:
Gross unrealized appreciation . . . . . . . . . . . . . . . . . .  $123,501,597
Gross unrealized depreciation . . . . . . . . . . . . . . . . . .    (5,799,763)
                                                                    ------------
Net unrealized appreciation . . . . . . . . . . . . . . . . . . .  $117,701,834
                                                                   =============

                       See notes to financial statements.


ZWEIG  MANAGED  ASSETS

                   STATEMENT OF NET ASSETS AS OF JUNE 30,1997
                                  (UNAUDITED)
                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
 COMMON STOCKS: 54.29%
                             UNITED STATES: 22.69%
 AEROSPACE: 0.24%
 Northrop Grumman Corp. . . . . . . . . . . . . . . . . . . . . .      15,000      $  1,317,187
                                                                                   ------------


 AIRFREIGHT: 0.12%
    CNF Transportation Inc. . . . . . . . . . . . . . . . . . . .      21,000           677,250
                                                                                   ------------

 AIRLINES: 0.07%
    AMR Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .       4,000           370,000
                                                                                   ------------

 AUTOMOBILES: 0.07%
    Chrysler Corp.  . . . . . . . . . . . . . . . . . . . . . . .      12,000           393,750
                                                                                   ------------

 BANKS: 1.43%
 Banc One Corp. . . . . . . . . . . . . . . . . . . . . . . . . .      12,000           581,250
 Bankers Trust New York Corp.  . . . . . . .  . . . . . . . . . .      23,000         2,001,000
 BB & T Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .      14,000           630,000
 Chase Manhattan Corp.  . . . . . . . . . . . . . . . . . . . . .       4,000           388,250
 J.P. Morgan & Co., Inc.  . . . . . . . . . . . . . . . . . . . .      22,000         2,296,250
 PNC Bank Corp. . . . . . . . . . . . . . . . . . . . . . . . . .      46,000         1,914,750
                                                                                   ------------
                                                                                      7,811,500
                                                                                   ------------
 BIOTECHNOLOGY: 0.08%
*Biogen, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .      13,000           440,375
                                                                                   ------------

 BROADCASTING: 0.07%
*Viacom Inc., Class B . . . . . . . . . . . . . . . . . . . . . .      12,000           360,000
                                                                                   ------------

 CHEMICALS: 0.88%
 Dow Chemical Co. . . . . . . . . . . . . . . . . . . . . . . . .      12,000         1,045,500
 Ethyl Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . .     140,000         1,295,000
 Olin Corp. . . . . . . . . . . . . . . . . . . . . . . . . . . .      44,000         1,718,750
 Rohm and Haas Co.  . . . . . . . . . . . . . . . . . . . . . . .       8,000           720,500
                                                                                   ------------
                                                                                      4,779,750
                                                                                   ------------
 COMPUTERS AND SOFTWARE: 1.02%
 Adobe Systems Inc. . . . . . . . . . . . . . . . . . . . . . . .      37,000         1,297,312
*BMC Software Inc.  . . . . . . . . . . . . . . . . . . . . . . .      24,000         1,329,000
*Compaq Computer Corp.  . . . . . . . . . . . . . . . . . . . . .      19,900         1,975,075
*Gateway 2000, Inc. . . . . . . . . . . . . . . . . . . . . . . .      20,000           648,750
*Oracle Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .       6,000           302,250
                                                                                   ------------
                                                                                      5,552,387
                                                                                   ------------
 CONGLOMERATES: 0.23%
 ITT Industries Inc.  . . . . . . . . . . . . . . . . . . . . . .      29,000           746,750
 Whitman Corp. .  . . . . . . . . . . . . . . . . . . . . . . . .      21,000           504,000
                                                                                   ------------
                                                                                      1,250,750
                                                                                   ------------
 CONSUMER PRODUCTS AND SERVICES: 1.82%
 Alberto-Culver Co., Class B  . . . . . . . . . . . . . . . . . .      46,000         1,288,000
 Colgate-Palmolive Co.  . . . . . . . . . . . . . . . . . . . . .      62,000         4,045,500
 CPC International, Inc.  . . . . . . . . . . . . . . . . . . . .      29,000         2,677,063
 International Flavors & Fragrances Inc.  . . . . . . . . . . . .      30,000         1,515,000
 Kimberly-Clark Corp. . . . . . . . . . . . . . . . . . . . . . .       8,000           398,000
                                                                                   ------------
                                                                                      9,923,563
                                                                                   ------------
 CONTAINERS: 0.14%
*Stone Container Corp. . . . . . . . . . . . . .  . . . . . . . .      17,500           250,469
 Temple-Inland Inc. . . . . . . . . . . . . . . . . . . . . . . .       9,900           534,600
                                                                                   ------------
                                                                                        785,069
                                                                                   ------------
 ELECTRICAL EQUIPMENT: 0.84%
 Cooper Industries, Inc.  . . . . . . . . . . . . . . . . . . . .      26,000         1,293,500
 Maytag Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .      52,000         1,358,500
 Westinghouse Electric Corp.  . . . . . . . . . . . . . . . . . .      22,600           522,625
 Whirlpool Corp.  . . . . . . . . . . . . . . . . . . . . . . . .      26,000         1,418,625
                                                                                   ------------
                                                                                      4,593,250
                                                                                   ------------
 ELECTRONICS: 1.03%
*Atmel Corp. . . . . . . . . . . . . . . . . . . . . . . .  . . .      71,000         1,988,000
 Intel Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . .       5,000           709,063
*Litton Industries, Inc.  . . . . . . . . . . . . . . . . . . . .      26,000         1,256,125
*SGS Thomson Microelectronics Corp. . . . . . . . . . . . . . . .      21,000         1,680,000
                                                                                   ------------
                                                                                      5,633,188
                                                                                   ------------
 ENGINEERING: 0.18%
 Harnischfeger Industries, Inc. . . . . . . . . . . . . . . . . .      23,000     $     954,500
                                                                                   ------------

 ENTERTAINMENT: 0.49%
 Gaylord Entertainment Co., Class A . . . . . . . . . . . . . . .      30,000           691,875
*Harrah's Entertainment, Inc. . . . . . . . . . . . . . . . . . .      31,000           558,000
*King World Productions Inc. . . . . . . . . . . . . . . . .  . .      40,000         1,400,000
                                                                                   ------------
                                                                                      2,649,875
                                                                                   ------------
 FARMING AND MILLING: 0.31%
 Archer-Daniels-Midland Co. . . . . . . . . . . . . . . . . . . .      72,000         1,692,000
                                                                                   ------------

 FINANCE: 0.78%
 Beneficial Corp. . . . . . . . . . . . . . . . . . . . . . . . .       5,000           355,313
 Federal National Mortgage Association  . . . . . . . . . . . . .      80,000         3,490,000
 Greentree Financial Corp.  . . . . . . . . . . . . . . . . . . .      11,500           409,687
                                                                                   ------------
                                                                                      4,255,000
                                                                                   ------------
 FOOD AND BEVERAGES: 1.05%
 Adolph Coors Co., Class B  . . . . . . . . . . . . . . . . . . .      15,000           399,375
 IBP Corp., Inc.  . . . . . . . . . . . . . . . . . . . . . . . .      81,000         1,883,250
 Lancaster Colony Corp. . . . . . . . . . . . . . . . . . . . . .       9,000           435,375
 Pepsico, Inc.  . . . . . . . . . . . . . . . . . . . . . . . . .      64,000         2,404,000
 Tyson Foods, Inc., Class A . . . . . . . . . . . . . . . . . . .      31,350           599,569
                                                                                   ------------
                                                                                      5,721,569
                                                                                   ------------
 FOREST AND PAPER PRODUCTS: 0.28%
 Weyerhaeuser Co. . . . . . . . . . . . . . . . . . . . . . . . .      29,500         1,534,000
                                                                                   ------------

 HOSPITALS AND HEALTHCARE: 1.05%
 Columbia/HCA Healthcare Corp.  . . . . . . . . . . . . . . . . .      33,000         1,297,312
*Foundation Health Corp.  . . . . . . . . . . . . . . . . . . . .      14,300           433,469
 Manor Care, Inc. . . . . . . . . . . . . . . . . . . . . . . . .      41,000         1,337,625
*Oxford Health Plans Inc. . . . . . . . . . . . . . . . . . . . .      30,000         2,152,500
 Shared Medical Systems Corp. . . . . . . . . . . . . . . . . . .      10,000           540,000
                                                                                   ------------
                                                                                      5,760,906
                                                                                   ------------
 HOTELS AND RESORTS: 0.25%
 Hilton Hotels Corp.  . . . . . . . . . . . . . . . . . . . . . .      51,000         1,354,687
                                                                                   ------------

 HOUSEHOLD PRODUCTS: 0.15%
 Newell Co. . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,900           511,163
 Tupperware Corp. . . . . . . . . . . . . . . . . . . . . . . . .       8,000           292,000
                                                                                   ------------
                                                                                        803,163
                                                                                   ------------
 INDUSTRIAL PRODUCTS, SERVICES AND MACHINERY: 0.07%
 NACCO Industries, Inc., Class A  . . . . . . . . . . . . . . . .       7,000           395,062
                                                                                   ------------

 INSURANCE: 0.54%
 Cigna Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . .       6,000         1,065,000
*CNA Financial Corp.  . . . . . . . . . . . . . . . . . . . . . .      10,000         1,054,375
 UNUM Corp. . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,000           840,000
                                                                                   ------------
                                                                                      2,959,375
                                                                                   ------------
 INVESTMENT BANKING AND BROKERAGE: 0.13%
 Paine Webber Group Inc.  . . . . . . . . . . . . . . . . . . . .      21,000           735,000
                                                                                   ------------

 MANUFACTURING: 0.07%
 Trinity Industries Inc.  . . . . . . . . . . . . . . . . . . . .      12,000           381,000
                                                                                   ------------

 MEDICAL TECHNOLOGY: 0.10%
*Boston Scientific Corp.  . . . . . . . . . . . . . . . . . . . .       9,000           552,938
                                                                                   ------------

 METALS AND MINING: 0.24%
 Allegheny Teledyne Inc.  . . . . . . . . . . . . . . . . . . . .      15,892           429,084
 Asarco Inc. .  . . . . . . . . . . . . . . . . . . . . . . . . .      19,000           581,875
 Homestake Mining Co. . . . . . . . . . . . . . . . . . . . . . .      21,000           274,313
                                                                                   ------------
                                                                                      1,285,272
                                                                                   ------------
 OFFICE AUTOMATION AND EQUIPMENT: 0.26%
 Xerox Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . .      18,000         1,419,750
                                                                                   ------------

 OIL AND GAS: 1.88%
 Amerada Hess Corp. . . . . . . . . . . . . . . . . . . . . . . .      11,000           611,187
 Ashland Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .      45,000         2,086,875
 Coastal Corp.  . . . . . . . . . . . . . . . . . . . . . . . . .      44,000         2,340,250

                                                                              21


ZWEIG MANAGED ASSETS

                   STATEMENT OF NET ASSETS AS OF JUNE 30,1997
                             (UNAUDITED)(CONTINUED)
                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
 OIL AND GAS (CONTINUED)
 Dresser Industries, Inc. . . . . . . . . . . . . . . . . . . . .      23,000     $    856,750
 Exxon Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . .      21,600        1,328,400
 Phillips Petroleum Co. . . . . . . . . . . . . . . . . . . . . .      43,000        1,881,250
 Texaco Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . .       5,000          543,750
 Union Texas Petroleum Holdings Inc.  . . . . . . . . . . . . . .      29,000          607,188
                                                                                  ------------
                                                                                    10,255,650
                                                                                  ------------
 PHARMACEUTICALS: 1.31%
 Merck & Co., Inc. . . . . . . . . . . .  . . . . . . . . . . . .      34,000        3,519,000
 Pfizer Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . .      19,700        2,354,150
 Pharmacia & Upjohn Inc.  . . . . . . . . . . . . . . . . . . . .       6,000          208,500
 Schering-Plough Corp.  . . . . . . . . . . . . . . . . . . . . .      22,600        1,081,975
                                                                                  ------------
                                                                                     7,163,625
                                                                                  ------------
 PRINTING AND PUBLISHING: 0.31%
 McGraw-Hill Companies, Inc.  . . . . . . . . . . . . . . . . . .      29,000        1,705,562
                                                                                  ------------

 RAILROADS: 0.13%
 Burlington Northern Santa Fe Corp. . . . . . . . . . . . . . . .       8,000          719,000
                                                                                  ------------

 RESTAURANTS: 0.37%
*Brinker International Inc. . . . . . . . . . . . . . . . . . . .      23,000          327,750
 Darden Restaurants, Inc. . . . . . . . . . . . . . . . . . . . .     187,000        1,694,687
                                                                                  ------------
                                                                                     2,022,437
                                                                                  ------------
 RETAIL TRADE: 1.23%
 Dayton-Hudson Corp.  . . . . . . . . . . . . . . . . . . . . . .      18,800          999,925
 Supervalu Inc. . . . . . . . . . . . . . . . . . . . . . . . . .      27,000          931,500
 TJX Companies, Inc.  . . . . . . . . . . . . . . . . . . . . . .      60,000        1,582,500
*Toys R Us Inc. . . . . . . . . . . . . . . . . . . . . . . . . .      32,000        1,120,000
 Wal-Mart Stores, Inc . . . . . . . . . . . . . . . . . . . . . .      61,000        2,062,563
                                                                                  ------------
                                                                                     6,696,488
                                                                                  ------------
 STEEL: 0.19%
 USX-U.S. Steel Group . . . . . . . . . . . . . . . . . . . . . .      30,000        1,051,875
                                                                                  ------------

 TELECOMMUNICATIONS: 1.71%
 AT & T Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .      70,000        2,454,375
 Frontier Corp. . . . . . . . . . . . . . . . . . . . . . . . . .      38,000          757,625
 MCI Communications Corp. . . . . . . . . . . . . . . . . . . . .     131,000        5,014,844
*U.S. Cellular Corp.  . . . . . . . . . . . . . . . . . . . . . .      38,100        1,128,712
                                                                                  ------------
                                                                                     9,355,556
                                                                                  ------------
 TOBACCO: 0.68%
 Philip Morris Companies Inc. . . . . . . . . . . . . . . . . . .      42,000        1,863,750
 RJR Nabisco Holdings Corp. . . . . . . . . . . . . . . . . . . .      56,000        1,848,000
                                                                                  ------------
                                                                                     3,711,750
                                                                                  ------------
 UTILITIES: 0.89%
 Ohio Edison Co.  . . . . . . . . . . . . . . . . . . . . . . . .      84,000        1,832,250
 Texas Utilities Co.  . . . . . . . . . . . . . . . . . . . . . .      25,000          860,937
 Unicom Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .      81,000        1,802,250
 UtiliCorp United Inc.  . . . . . . . . . . . . . . . . . . . . .      13,500          393,188
                                                                                  ------------
                                                                                     4,888,625
                                                                                  ------------

TOTAL UNITED STATES (Cost $108,880,449) . . . . . . . . . . . . .                  123,912,684
                                                                                  ------------

                             FOREIGN STOCKS: 31.60%
                                AUSTRALIA: 3.13%

 BANKS: 0.46%
 Australia & New Zealand Banking Group Ltd.                           167,900        1,245,236
 Commonwealth Bank of Australia Ltd. . . . . . . . . . . . . . . .     70,000          839,042
 Westpac Banking Corp. . . . . . . . . . . . . . . . . . . . . . .     74,700          446,010
                                                                                  ------------
                                                                                     2,530,288
                                                                                  ------------
 BUILDING MATERIALS AND PRODUCTS: 0.19%
 Hardie James Industries Ltd.  . . . . . . . . . . . . . . . . . .    206,600          657,787
 Pioneer International Ltd.  . . . . . . . . . . . . . . . . . . .    100,900          387,014
                                                                                  ------------
                                                                                     1,044,801
                                                                                  ------------

 CONGLOMERATES: 0.82%
 Broken Hill Proprietary Ltd. . . . . . . . .  . . . . . . . . . .    189,800     $  2,770,244
 Pacific Dunlop Ltd. . . . . . . . . . . . . . . . . . . . . . . .    238,500          700,391
 Southcorp Holdings  . . . . . . . . . . . . . . . . . . . . . . .    262,900          976,873
                                                                                  ------------
                                                                                     4,447,508
                                                                                  ------------
 FOOD AND BEVERAGES: 0.09%
 Fosters Brewing Group . . . . . . . . . . . . . . . . . . . . . .    269,700          497,029
                                                                                  ------------

 INSURANCE: 0.09%
 QBE Insurance Group Ltd.  . . . . . . . . . . . . . . . . . . . .     85,300          511,217
                                                                                  ------------

 METALS AND MINING: 0.59%
 Normandy Mining Ltd.  . . . . . . . . . . . . . . . . . . . . . .    506,000          564,810
 Rio Tinto Ltd.  . . . . . . . . . . . . . . . . . . . . . . . . .     89,000        1,505,497
 WMC Ltd.  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    183,000        1,144,731
                                                                                  ------------
                                                                                     3,215,038
                                                                                  ------------
 NEWSPAPERS: 0.22%
 News Corp. Ltd. . . . . . . . . . . . . . . . . . . . . . . . . .    250,300        1,190,695
                                                                                  ------------

 OIL AND GAS: 0.22%
 Australia Gas Light Co.  . . . . . . . . . . . .  . . . . . . . .    102,700          600,110
 Woodside Petroleum Ltd. . . . . . . . . . . . . . . . . . . . . .     71,000          606,358
                                                                                  ------------
                                                                                     1,206,468
                                                                                  ------------
 REAL ESTATE: 0.12%
 Lend Lease Corp.  . . . . . . . . . . . . . . . . . . . . . . . .     31,500          660,746
                                                                                  ------------

 RETAIL TRADE: 0.33%
 Coles Myer Ltd. . . . . . . . . . . . . . . . . . . . . . . . . .    207,300        1,070,002
 Woolworths Ltd. . . . . . . . . . . . . . . . . . . . . . . . . .    224,100          730,293
                                                                                     1,800,295
                                                                                  ------------
 TOTAL AUSTRALIA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,104,085
                                                                                  ------------

                                BELGIUM : 2.04%

 BANKS: 0.40%
 Generale de Banque SA . . . . . . . . . . . . . . . . . . . . . .      3,300        1,271,349
 KredietBank NV  . . . . . . . . . . . . . . . . . . . . . . . . .      2,300          927,677
                                                                                  ------------
                                                                                     2,199,026
                                                                                  ------------
 CHEMICALS: 0.21%
 Solvay SA, Class A  . . . . . . . . . . . . . . . . . . . . . . .      1,900        1,120,445
                                                                                  ------------

 CONGLOMERATES: 0.31%
 Groupe Bruxelles Lambert SA . . . . . . . . . . . . . . . . . . .      4,400          738,025
 Tractebel Intl. . . . . . . . . . . . . . . . . . . . . . . . . .      2,300          959,666
                                                                                  ------------
                                                                                     1,697,691
                                                                                  ------------
 ENERGY: 0.26%
 Petrofina SA  . . . . . . . . . . . . . . . . . . . . . . . . . .      3,800        1,440,194
                                                                                  ------------

 INSURANCE: 0.41%
 Fortis AG . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,000        1,446,731
 Royale Belge .  . . . . . . . . . . . . . . . . . . . . . . . . .      2,700          784,840
                                                                                  ------------
                                                                                     2,231,571
                                                                                  ------------
 RETAIL TRADE: 0.09%
 Delhaize le Lion SA . . . . . . . . . . . . . . . . . . . . . . .      9,100          478,414
                                                                                  ------------

 UTILITIES: 0.36%
 Electrabel SA . . . . . . . . . . . . . . . . . . . . . . . . . .      9,100        1,951,627
                                                                                  ------------
 Total Belgium . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,118,968
                                                                                  ------------

                                 CANADA : 1.49%
 AEROSPACE: 0.07%
 Bombardier Inc. Class B . . . . . . . . . . . . . . . . . . . . .     17,400          394,779
                                                                                  ------------

 BANKS: 0.33%
 Canadian Imperial Bank of Commerce  . . . . . . . . . . . . . . .     42,800        1,079,650
 Royal Bank of Canada  . . . . . . . . . . . . . . . . . . . . . .     16,100          729,984
                                                                                  ------------
                                                                                     1,809,634
                                                                                  ------------



                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
 BROADCASTING: 0.08%
 Thomson Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . .    19,000      $    437,966
                                                                                   ------------

 BUSINESS SERVICES: 0.05%
 Moore Corp. Ltd. . . . . . . . . . . . . . . . . . . . . . . . . .    12,700           250,399
                                                                                   ------------

 CONGLOMERATES: 0.11%
 Canadian Pacific Ltd.  . . . . . . . . . . . . . . . . . . . . . .    20,800           592,538
                                                                                   ------------

 ENERGY: 0.15%
*Renaissance Energy Ltd.  . . . . . . . . . . . . . . . . . . . . .    12,600           350,721
*Talisman Energy Inc. . . . . . . . . . . . . . . . . . . . . . . .    14,900           458,484
                                                                                   ------------
                                                                                        809,205
                                                                                   ------------
 FOOD AND BEVERAGES: 0.10%
 Seagram Co. Ltd. . . . . . . . . . . . . . . . . . . . . . . . . .    13,200           531,040
                                                                                   ------------

 FOREST AND PAPER PRODUCTS: 0.05%
 Abitibi Consolidated Inc.  . . . . . . . . . . . . . . . . . . . .    15,700           280,528
                                                                                   ------------

 METALS AND MINING: 0.28%
 Alcan Aluminum Ltd.  . . . . . . . . . . . . . . . . . . . . . . .    25,000           853,534
 Barrick Gold Corp. . . . . . . . . . . . . . . . . . . . . . . . .    21,300           463,964
 Teck Corp., Class B  . . . . . . . . . . . . . . . . . . . . . . .    11,200           226,913
                                                                                   ------------
                                                                                      1,544,411
                                                                                   ------------
 TELECOMMUNICATIONS: 0.27%
 BCE Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    34,500           960,307
 Northern Telecom Ltd.  . . . . . . . . . . . . . . . . . . . . . .     6,000           541,260
                                                                                   ------------
                                                                                      1,501,567
                                                                                   ------------
 TOTAL CANADA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,152,067
                                                                                   ------------

                                 DENMARK: 1.62%

 BANKS: 0.26%
 Den Danske Bank . . . . . . . . . . . . . . . . . . . . . . . . .      9,045           881,213
 Unidanmark AS, Class A  . . . . . . . . . . . . . . . . . . . . .      9,060           509,655
                                                                                   ------------
                                                                                      1,390,868
                                                                                   ------------
 CONGLOMERATES: 0.10%
 Sophus Berendsen, Class B . . . . . . . . . . . . . . . . . . . .      3,783           547,706
                                                                                   ------------

 CONSUMER PRODUCTS AND SERVICES: 0.04%
 ISS International Service Systems, Class B  . . . . . . . . . . .      5,377           193,000
                                                                                   ------------

 FOOD AND BEVERAGES: 0.22%
 Carlsberg, Class A . . . . . . . . . . . . . . . . . .  . . . . .      10,425          573,863
 Danisco AS  . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,452          639,978
                                                                                   ------------
                                                                                      1,213,841
                                                                                   ------------
 HOSPITAL AND HEALTHCARE: 0.26%
 Novo-Nordisk AS, Class B  . . . . . . . . . . . . . . . . . . . .      13,200        1,441,293
                                                                                   ------------

 MACHINERY AND EQUIPMENT: 0.05%
 FLS Industries AS, Class B . . . . . . . . . .  . . . . . . . . .       8,470          287,412
                                                                                   ------------

 TELECOMMUNICATIONS: 0.22%
 Tele Danmark AS, Class B . . . . . . . . . . . .  . . . . . . . .      23,442        1,219,701
                                                                                   ------------

 TRANSPORTATION: 0.47%
 D/S AF 1912, Class B . . . . . . . . . . . . . . . .  . . . . . .          71        2,543,089
                                                                                   ------------
 TOTAL DENMARK . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,836,910
                                                                                   ------------
                                FINLAND : 1.51%
 BANKS: 0.10%
*Merita Ltd., Class A  . . . . . . . . . . . . . . . . . . . . . .     162,600          541,556
                                                                                   ------------

 CHEMICALS: 0.08%
 Kemira OY . . . . . . . . . . . . . . . . . . . . . . . . . . . .      43,300          408,471
                                                                                   ------------

 CONGLOMERATES: 0.08%
*Amer-Group  . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,600          118,804
 Metra OY, Class B . . . . . . . . . . . . . . . . . . . . . . . .      10,800          325,398
                                                                                   ------------
                                                                                        444,202
                                                                                   ------------
 ELECTRONICS: 0.77%
 Nokia AB, Class A . . . . . . . . . . . . . . . . . . . . . . . .      56,700    $   4,234,280
                                                                                   ------------

 FOREST AND PAPER PRODUCTS: 0.26%
*UPM-Kymmen OY . . . . . . . . . . . . . . . . . . . . . . . . . .      61,400        1,418,490
                                                                                   ------------

 Insurance: 0.06%
 Sampo Insurance Co., Class A  . . . . . . . . . . . . . . . . . .       3,200          311,113
                                                                                   ------------

 METALS AND MINING: 0.10%
 Outokumpu OY, Class A . . . . . . . . . . . . . . . . . . . . . .      26,900          533,416
                                                                                   ------------

 WHOLESALE DISTRIBUTORS: 0.06%
 Kesko OY  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23,700          333,992
                                                                                   ------------
 TOTAL FINLAND . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,225,520
                                                                                   ------------

                                 FRANCE : 0.00%
 CONGLOMERATES: 0.00%
 Lyonnais Des Eaux- Dumez, New Shares. . . . . . . . . . . . . . .         78             7,865
                                                                                   ------------

 ELECTRONICS: 0.00%
 Michelin Inc., New Shares . . . . . . . . . . . . . . . . . . . .         61             3,667
                                                                                   ------------
 TOTAL FRANCE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,532
                                                                                   ------------

                                 GERMANY : 3.55%
 AUTOMOBILES: 0.64%
 Daimler-Benz AG . . . . . . . . . . . . . . . . . . . . . . . . .     22,000         1,786,479
 Volkswagen AG   . . . . . . . . . . . . . . . . . . . . . . . . .      2,200         1,688,001
                                                                                   ------------
                                                                                      3,474,480
                                                                                   ------------
 BANKS: 0.63%
*Bayerische Hypotheken-Und . . . . . . . . . . . . . . . . . . . .     26,800           802,062
 Deutsche Bank AG  . . . . . . . . . . . . . . . . . . . . . . . .     26,200         1,532,125
 Dresdner Bank AG  . . . . . . . . . . . . . . . . . . . . . . . .     32,400         1,121,195
                                                                                   ------------
                                                                                      3,455,382
                                                                                   ------------
 CHEMICALS: 0.68%
 Bayer AG . . . . . . . . . . . . . . . . . . . . . . . . . . . .      48,650         1,871,139
 Hoechst AG . . . . . . . . . . . . . . . . . . . . . . . . . . .      43,900         1,863,793
                                                                                   ------------
                                                                                      3,734,932
                                                                                   ------------
 CONGLOMERATES: 0.11%
 Viag AG  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,300           591,610
                                                                                   ------------

 CONSUMER PRODUCTS AND SERVICES: 0.05%
 Karstadt AG  . . . . . . . . . . . . . . . . . . . . . . . . . .         750           267,283
                                                                                   ------------

 ELECTRONICS: 0.35%
 Siemens AG . . . . . . . . . . . . . . . . . . . . . . . . . . .      32,100         1,907,541
                                                                                   ------------

 INSURANCE: 0.43%
 Allianz AG Holding . . . . . . . . . . . . . . . . . . . . . . .      11,000         2,351,460
                                                                                   ------------

 MACHINERY AND EQUIPMENT: 0.37%
 Mannesmann AG  . . . . . . . . . . . . . . . . . . . . . . . . .       4,550         2,028,856
                                                                                   ------------

 TELECOMMUNICATIONS: 0.07%
 Deutsche Telekom AG  . . . . . . . . . . . . . . . . . . . . . .      15,000           368,859
                                                                                   ------------

 UTILITIES: 0.22%
 RWE AG . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27,700         1,192,229
                                                                                   ------------
 TOTAL GERMANY . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     19,372,632
                                                                                   ------------

                                 ITALY : 2.06%
 APPAREL: 0.05%
 Benetton Group SPA . . . . . . . . . . . . . . . . . . . . . . .      17,160           273,814
                                                                                   ------------

 AUTOMOBILES: 0.22%
 Fiat SPA . . . . . . . . . . . . . . . . . . . . . . . . . . . .     249,000           895,610
 Fiat SPA Priv. . . . . . . . . . . . . . . . . . . . . . . . . .     147,000           271,278
                                                                                   ------------
                                                                                      1,166,888
                                                                                   ------------


ZWEIG MANAGED ASSETS

                   STATEMENT OF NET ASSETS AS OF JUNE 30,1997
                             (UNAUDITED)(CONTINUED)

                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
 BANKS: 0.24%
 Credito Italiano . . . . . . . . . . . . . . . . . . . . . . . .     345,000      $    630,591
 Istituto Banc San Paolo . . . . . . . . . . . .  . . . . . . . .      55,500           404,140
 Mediobanca SPA . . . . . . . . . . . . . . . . . . . . . . . . .      45,500           275,968
                                                                                   ------------
                                                                                      1,310,699
                                                                                   ------------
 BROADCASTING: 0.07%
 Mediaset SPA . . . . . . . . . . . . . . . . . . . . . . . . . .      93,500           396,475
                                                                                   ------------

 BUILDING MATERIALS AND PRODUCTS: 0.04%
 Sirti SPA  . . . . . . . . . . . . . . . . . . . . . . . . . . .      39,500           227,621
                                                                                   ------------

 CONGLOMERATES: 0.03%
 Snia BPD . . . . . . . . . . . . . . . . . . . . . . . . . . . .     170,000           153,365
                                                                                   ------------

 ENERGY: 0.55%
 Eni SPA  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     534,000         3,020,717
                                                                                   ------------

 INDUSTRIAL PRODUCTS, SERVICES AND MACHINERY: 0.09%
 Pirelli SPA  . . . . . . . . . . . . . . . . . . . . . . . . . .     205,000           507,229
                                                                                   ------------

 INSURANCE: 0.26%
 Assicurazioni Generali . . . . . . . . . . . . . . . . . . . . .      68,000         1,234,910
 Ras Riun Adriat Di Sicurt . . . . . . . . . . .  . . . . . . . .      23,000           181,810
                                                                                   ------------
                                                                                      1,416,720
                                                                                   ------------

 TELECOMMUNICATIONS: 0.47%
 Telecom Italia SPA . . . . . . . . . . . . . . . . . . . . . . .     430,000         1,286,336
 Telecom Italia Mobile SPA . . . . . . . . . .  . . . . . . . . .     397,500         1,284,896
                                                                                   ------------
                                                                                      2,571,232
                                                                                   ------------
 UTILITIES: 0.04%
 Edison SPA . . . . . . . . . . . . . . . . . . . . . . . . . . .      45,000           223,611
                                                                                   ------------
 TOTAL ITALY . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,268,371
                                                                                   ------------

                                 JAPAN : 4.16%
 AIRLINES: 0.01%
 All Nippon Airways Co., Ltd. . . . . . . . . . . . . . . . . . .      13,000            83,501
                                                                                   ------------

 APPAREL: 0.06%
 Mitsukoshi Ltd.  . . . . . . . . . . . . . . . . . . . . . . . .      16,000           113,956
 Nisshinbo Industries . . . . . . . . . . . . . . . . . . . . . .      22,000           199,948
                                                                                   ------------
                                                                                        313,904
                                                                                   ------------
 AUTOMOBILES: 0.48%
 Honda Motor Co., Ltd.  . . . . . . . . . . . . . . . . . . . . .      28,000           844,184
 Mitsubishi Motors Corp.  . . . . . . . . . . . . . . . . . . . .      98,000           702,263
 Nissan Motor Co., Ltd. . . . . . . . . . . . . . . . . . . . . .      57,000           442,830
 Suzuki Motor Co., Ltd. . . . . . . . . . . . . . . . . . . . . .       7,000            88,700
 Toyota Motor Corp. . . . . . . . . . . . . . . . . . . . . . . .      18,000           531,679
                                                                                   ------------
                                                                                      2,609,656
                                                                                   ------------
 BANKS: 0.14%
 Dai-ichi Kangyo Bank Ltd. . . . . . . . . . . .  . . . . . . . .      11,000           149,961
 Fuji Bank Ltd. . . . . . . . . . . . . . . . . . . . . . . . . .       9,000           135,279
 Mitsubishi Trust & Banking   . . . . . . . . . . . . . . . . . .      10,000           158,175
 Mitsui Trust & Banking . . . . . . . . . . . . . . . . . . . . .       8,000            60,474
 Sumitomo Bank  . . . . . . . . . . . . . . . . . . . . . . . . .       9,000           147,863
 The Bank of Tokyo-Mitsubishi . . . . . . . . . . . . . . . . . .       6,000           120,598
                                                                                   ------------
                                                                                        772,350
                                                                                   ------------
 BUILDING MATERIALS AND PRODUCTS: 0.06%
 Kajima Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .      24,000           140,732
 Toto Ltd.  . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,000           184,829
                                                                                   ------------
                                                                                        325,561
                                                                                   ------------
 CHEMICALS: 0.29%
 Asahi Denka Kogyo KK . . . . . . . . . . . . . . . . . . . . . .      18,000           129,931
 Kuraray Co.  . . . . . . . . . . . . . . . . . . . . . . . . . .      14,000           139,474
 Kyowa Hakko Kogyo  . . . . . . . . . . . . . . . . . . . . . . .      21,000           157,459
 Nippon Chemical Industries . . . . . . . . . . . . . . . . . . .      14,000           100,935
 Shin-Etsu Chemical Co. . . . . . . . . . . . . . . . . . . . . .      13,000           345,364
 Takeda Chemical Industries . . . . . . . . . . . . . . . . . . .      25,000           703,487
                                                                                   ------------
                                                                                      1,576,650
                                                                                   ------------
 CONSUMER PRODUCTS AND SERVICES: 0.02%
 Eisai Co., Ltd.  . . . . . . . . . . . . . . . . . . . . . . . .       6,000     $     113,781
                                                                                   ------------

 ELECTRONICS: 0.94%
 Hitachi Ltd. . . . . . . . . . . . . . . . . . . . . . . . . . .      83,000           928,428
*Matsushita Electric Industrial Co. . . . . . . . . . . . . . . .       4,000            80,748
 Nec Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . . .      44,000           615,223
*Nippon Denso Corp. . . . . . . . . . . . . . . . . . . . . . . .      10,000           239,448
 Pioneer Electronics Corp.  . . . . . . . . . . . . . . . . . . .       9,000           218,649
*Sankyo Co., Ltd. . . . . . . . . . . . . . . . . . . . . . . . .      21,000           706,545
*Sharp Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . .      11,000           151,883
 Sony Corp. . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,000         1,309,534
 Sumitomo Electric Industries Inc.  . . . . . . . . . . . . . . .      14,000           234,903
 TDK Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,000           514,463
 Yokogawa Electric Industries Inc.  . . . . . . . . . . . . . . .      13,000           113,039
                                                                                   ------------
                                                                                      5,112,863
                                                                                   ------------
 ENTERTAINMENT: 0.06%
 Noritake Co., Ltd. . . . . . . . . . . . . . . . . . . . . . . .      16,000           144,018
*Tokyo Dome Corp. . . . . . . . . . . . . . . . . . . . . . . . .      12,000           161,496
                                                                                   ------------
                                                                                        305,514
                                                                                   ------------
 FINANCE: 0.07%
*Japan Securities Finance . . . . . . . . . . . . . . . . . . . .      17,000           167,876
 Nikko Securities Co. . . . . . . . . . . . . . . . . . . . . . .      17,000           104,736
*Nomura Securities Co., Ltd.  . . . . . . . . . . . . . . . . . .       8,000           110,461
                                                                                   ------------
                                                                                        383,073
                                                                                   ------------
 FOOD AND BEVERAGES: 0.20%
 Ajinomoto Inc. . . . . . . . . . . . . . . . . . . . . . . . . .      31,000           333,217
 Kirin Brewery Co., Ltd.  . . . . . . . . . . . . . . . . . . . .      29,000           301,582
*Nisshin Flour Milling Corp.  . . . . . . . . . . . . . . . . . .      15,000           148,125
 Nissin Food Products   . . . . . . . . . . . . . . . . . . . . .       4,000           104,168
 Sapporo Breweries  . . . . . . . . . . . . . . . . . . . . . . .      15,000           124,792
 Takara Shuzo . . . . . . . . . . . . . . . . . . . . . . . . . .       8,000            57,817
                                                                                   ------------
                                                                                      1,069,701
                                                                                   ------------
 FOREST AND PAPER PRODUCTS: 0.02%
 Hokuetsu Paper Mills . . . . . . . . . . . . . . . . . . . . . .      22,000           134,003
                                                                                   ------------

 HOMEBUILDERS: 0.05%
*Daiwa House Industries Inc. . . . . . . .  . . . . . . . . . . .      11,000           134,580
 Shimizu Corp.  . . . . . . . . . . . . . . . . . . . . . . . . .      19,000           114,070
                                                                                   ------------
                                                                                        248,650
                                                                                   ------------
 INDUSTRIAL PRODUCTS, SERVICES AND MACHINERY: 0.09%
 Asahi Glass Co., Ltd.  . . . . . . . . . . . . . . . . . . . . .      14,000           139,474
 Bridgestone Corp.  . . . . . . . . . . . . . . . . . . . . . . .       9,000           209,211
 Fujikura Ltd.  . . . . . . . . . . . . . . . . . . . . . . . . .      17,000           158,962
                                                                                   ------------
                                                                                        507,647
                                                                                   ------------
 MACHINERY AND EQUIPMENT: 0.27%
 Ebara Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . .      17,000           255,527
 Kawasaki Heavy Industries Ltd. . . . . . . . . . . . . . . . . .      31,000           144,394
 Komatsu Ltd. . . . . . . . . . . . . . . . . . . . . . . . . . .      13,000           105,654
*Mitsubishi Corp. . . . . . . . . . . . . . . . . . . . . . . . .      24,000           299,921
 Mitsubishi Heavy Industries Ltd.   . . . . . . . . . . . . . . .      50,000           384,077
*Nippon Sharyo Ltd. . . . . . . . . . . . . . . . . . . . . . . .      11,000            71,039
*Okuma Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . .      24,000           211,833
                                                                                   ------------
                                                                                      1,472,445
                                                                                   ------------
 MANUFACTURING: 0.13%
*NGK Insulators . . . . . . . . . . . . . . . . . . . . . . . . .      21,000           231,233
 Shinagawa Refractories . . . . . . . . . . . . . . . . . . . . .      11,000            99,012
*Toyo Seikan Kaisha . . . . . . . . . . . . . . . . . . . . . . .       9,000           199,773
*Yamaha Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .       9,000           165,166
                                                                                   ------------
                                                                                        695,184
                                                                                   ------------
 METALS AND MINING: 0.04%
*Chiyoda Corp.  . . . . . . . . . . . . . . . . . . . . . . . . .      22,000           105,934
*Mitsubishi Steel Manufacturing   . . . . . . . . . . . . . . . .      15,000            53,089
*Sumitomo Metal Mining  . . . . . . . . . . . . . . . . . . . . .      11,000            77,864
                                                                                   ------------
                                                                                        236,887
                                                                                   ------------



                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
 PHARMACEUTICALS: 0.19%
 Dainippon Pharmaceutical Co., Ltd. . . . . . . . . . . . . . . .      23,000     $     174,666
 Taisho Pharmaceutical Co., Ltd.  . . . . . . . . . . . . . . . .      18,000           486,061
 Yamanouchi Pharmaceuticals   . . . . . . . . . . . . . . . . . .      13,000           349,908
                                                                                     ----------
                                                                                      1,010,635
                                                                                     ----------

 PHOTOGRAPHIC PRODUCTS: 0.33%
 Canon Inc.  . . . . . . . . . . . . . . . . . . . . . . . . .         27,000           736,170
 Fuji Photo Film Ltd.  . . . . . . . . . . . . . . . . . . . .          5,000           201,433
 Fujitsu Ltd.  . . . . . . . . . . . . . . . . . . . . . . . .         42,000           583,588
*Nikkon Corp.  . . . . . . . . . . . . . . . . . . . . . . . .          8,000           134,930
*Ricoh Corp., Ltd.  . . . . . . . . . . . . . . . .  . . . . .          9,000           117,976
                                                                                     ----------
                                                                                      1,774,097
                                                                                     ----------
 PRINTING AND PUBLISHING: 0.05%
 Dai Nippon Printing Co., Ltd.  . . . . . .  . . . . . . . . .          9,000           203,705
 Toppan Printing Co., Ltd. . . . . . . . . . . . . . . . . . .          6,000            94,381
                                                                                     ----------
                                                                                        298,086
                                                                                     ----------
 RAILROADS: 0.02%
*Keisei Electric Railway Co. . . . . . . . . . . . . . . . . .         22,000           133,042
                                                                                     ----------
 Real Estate: 0.01%
*Mitsui Fudosan Corp.  . . . . . . . . . . . . . . . . . . . .          2,000            27,615
                                                                                     ----------

 RETAIL TRADE: 0.26%
 Daiei Inc.  . . . . . . . . . . . . . . . . . . . . . . . . .         17,000           109,193
 Ito-Yokado Co., Ltd.  . . . . . . . . . . . . . . . . . . . .         13,000           755,484
*Marui Co., Ltd. . . . . . . . . . . . . . . . . . . . . . . .          6,000           111,684
 Seven-Eleven Japan . . . . . . . . . . . . . . . . . .  . . .          6,000           454,077
                                                                                     ----------
                                                                                      1,430,438
                                                                                     ----------
 TELECOMMUNICATIONS: 0.28%
 DDI Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .             49           362,265
 Nippon Telegraph & Telephone Corp.  . . . . . . . . . . . . .            124         1,191,995
                                                                                     ----------
                                                                                      1,554,260
                                                                                     ----------
 TRANSPORTATION: 0.05%
*Mitsubishi Warehouse & Transportation Corp.                           10,000           143,319
*Nippon Express Co., Ltd. . . . . . . . . . . . . .  . . . . .         15,000           119,942
                                                                                     ----------
                                                                                        263,261
                                                                                     ----------
 UTILITIES: 0.03%
 Showa Shell Sekiyu  . . . . . . . . . . . . . . . . . . . . .         11,000           103,819
 Tonen Corp. . . . . . . . . . . . . . . . . . . . . . . . . .          7,000            84,418
                                                                                     ----------
                                                                                        188,237
                                                                                     ----------
 WHOLESALE DISTRIBUTORS: 0.01%
 Sumitomo Corp.  . . . . . . . . . . . . . . . . . . . . . . .          5,000            47,627
                                                                                     ----------
 TOTAL JAPAN . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22,688,668
                                                                                     ----------

                                 MEXICO : 1.03%
 BANKS: 0.03%
*Grupo Financiero Banamex  . . . . . . . . . . . . . . . . . .         67,000           175,196
                                                                                     ----------

 BROADCASTING: 0.06%
*Grupo Televisa SA . . . . . . . . . . . . . . . . . . . . . .         23,000           348,129
                                                                                     ----------

 BUILDING MATERIALS AND PRODUCTS : 0.12%
 Cemex SA, Class A . . . . . . . . . . . . . . . . . . . . .           76,000           324,369
 Cemex SA, Class B . . . . . . . . . . . . . . . . . . . . .           73,000           351,486
                                                                                     ----------
                                                                                        675,855
                                                                                     ----------
 CONGLOMERATES: 0.16%
 Desc-Sociedad de Fomento SA, Class B . . . . . . . . . . .            38,000           276,120
 Grupo Carso SA . . . . . . . . . . . . . . . . . . . . . .            85,000           590,922
                                                                                     ----------
                                                                                        867,042
                                                                                     ----------
 FOOD AND BEVERAGES: 0.18%
 Empresas La Moderna SA . . . . . . . . . . . . . . . . . .            53,000           275,177
 Grupo Industrial Bimbo SA  . . . . . . . . . . . . . . . .            34,000           243,635
 Grupo Modelo SA  . . . . . . . . . . . . . . . . . . . . .            65,000           446,162
                                                                                     ----------
                                                                                        964,974
                                                                                     ----------
 HOSPITAL AND HEALTHCARE: 0.09%
 Kimberly-Clark de Mexico  . . . . . . . . . . .  . . . . .            122,00      $    483,122
                                                                                     ----------

 METALS AND MINING: 0.10%
 Grupo Mexico, Class B . . . . . . . . . . . . . . .  . . .           144,000           535,847
                                                                                     ----------

 RETAIL TRADE: 0.09%
 Cifra SA, Class A  . . . . . . . . . . . . . . . . . . . .            45,131            82,495
*Cifra SA, Class B  . . . . . . . . . . . . . . . . . . . .           216,000           396,454
                                                                                     ----------
                                                                                        478,949
                                                                                     ----------
 TELECOMMUNICATIONS: 0.20%
 Telefonos de Mexico SA . . . . . . . . . . . . . . . . . .           453,000         1,082,027
                                                                                     ----------
 TOTAL MEXICO . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,611,141
                                                                                     ----------

                               NETHERLANDS : 1.00%
 BANKS: 0.02%
 ABN Amro Holding NV . . . . . . . . . . . . . . . . . . .              7,000           130,760
                                                                                     ----------

 BROADCASTING: 0.11%
 Elsevier NV . . . . . . . . . . . . . . . . . . . . . . .             20,200           338,158
 Wolters Kluwer  . . . . . . . . . . . . . . . . . . . . .              2,100           256,160
                                                                                      ---------
                                                                                        594,318
                                                                                     ----------
 CHEMICALS: 0.05%
 Akzo NV . . . . . . . . . . . . . . . . . . . . . . . . .              2,100           288,314
                                                                                     ----------

 ELECTRONICS: 0.12%
 Philips Electronics . . . . . . . . . . . . . . . . . . .              8,700           624,308
                                                                                     ----------

 ENERGY: 0.13%
 Royal Dutch Petroleum . . . . . . . . . . . . . . . . . .             13,600           708,694
                                                                                     ----------

 FINANCE: 0.10%
 ING Groep NV  . . . . . . . . . . . . . . . . . . . . . .             12,000           554,273
                                                                                     ----------

 FOOD AND BEVERAGES: 0.15%
 Heineken NV   . . . . . . . . . . . . . . . . . . . . . .              1,200           205,173
 Unilever NV . . . . . . . . . . . . . . . . . . . . . . .              3,000           632,668
                                                                                     ----------
                                                                                        837,841
                                                                                     ----------
 INSURANCE: 0.15%
 Aegon NV  . . . . . . . . . . . . . . . . . . . . . . . .              6,500           454,494
 Fortis Amev NV  . . . . . . . . . . . . . . . . . . . . .              8,600           383,623
                                                                                     ----------
                                                                                        838,117
                                                                                     ----------
 RETAIL TRADE: 0.08%
 Ahold NV  . . . . . . . . . . . . . . . . . . . . . . . .              4,800           405,691
                                                                                     ----------

 TELECOMMUNICATIONS: 0.09%
 Kon Ptt Nederland . . . . . . . . . . . . . . . . . . . .             12,600           495,171
                                                                                     ----------
 TOTAL NETHERLANDS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,477,487
                                                                                     ----------

                              NEW ZEALAND : 1.50%
 BUILDING MATERIALS AND PRODUCTS : 0.16%
 Fletcher Challenge Building . . . . . . . . . . . . . . .            294,140           883,109
                                                                                     ----------

 FINANCE: 0.19%
 Brierley Investments Ltd. . . . . . . . . . . . . . . . .          1,060,200         1,034,682
                                                                                     ----------

 FOREST AND PAPER PRODUCTS: 0.36%
 Carter Holt Harvey  . . . . . . . . . . . . . . . . . . .            507,200         1,309,666
 Fletcher Challenge Forest . . . . . . . . . . . . . . . .            423,075           613,603
 Fletcher Challenge Forest, Class I . .  . . . . . . . . .             21,557            30,681
                                                                                     ----------
                                                                                      1,953,950
                                                                                     ----------
 TELECOMMUNICATIONS: 0.50%
 Telecom Corp. of New Zealand  . . . . . . . . . . . . . .            534,538         2,717,041
                                                                                     ----------

 TOBACCO: 0.16%
 Lion Nathan Ltd.  . . . . . . . . . . . . . . . . . . . .            338,410           855,477
                                                                                     ----------

 UTILITIES: 0.13%
 Fletcher Challenge Energy . . . . . . . . . . . . . . . .            244,800           738,291
                                                                                     ----------
 TOTAL NEW ZEALAND . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,182,550
                                                                                     ----------



ZWEIG MANAGED ASSETS

                   STATEMENT OF NET ASSETS AS OF JUNE 30,1997
                             (UNAUDITED)(CONTINUED)

                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
                                 SPAIN : 3.21%
 BANKS: 1.12%
*Argentaria SA . . . . . . . . . . . . . . . . . . . . . . .           18,600       $  1,043,380
 Banco Bilbao Vizcaya SA . . . . . . . . . . . . . . . . . .           23,700          1,928,938
 Banco Central Hispano . . . . . . . . . . . . . . . . . . .           18,800            689,005
 Banco De Santander SA . . . . . . . . . . . . . . . . . . .           51,300          1,583,613
*Banco Espanol Credito . . . . . . . . . . . . . . . . . . .           85,100            859,274
                                                                                      ----------
                                                                                       6,104,210
                                                                                      ----------
 BUSINESS SERVICES: 0.07%
 Autopistas Cesa Co. . . . . . . . . . . . . . . . . . . . .           28,400            386,210
                                                                                      ----------

 ENERGY: 0.24%
 Repsol Petroleo SA  . . . . . . . . . . . . . . . . . . . .           31,300          1,325,892
                                                                                      ----------

 ENGINEERING: 0.06%
 Dragados & Construcciones . . . . . . . . . . . . . . . . .           15,100            314,177
                                                                                      ----------

 FINANCE: 0.07%
 Corporacion Financiera  . . . . . . . . . . . . . . . . . .            2,900            368,539
                                                                                      ----------

 HOMEBUILDERS: 0.06%
 Fomento De Construccion . . . . . . . . . . . . . . . . . .            2,600            332,182
                                                                                      ----------

 INSURANCE: 0.04%
 Mapfre  . . . . . . . . . . . . . . . . . . . . . . . . . .            4,200            223,893
                                                                                      ----------

 RETAIL TRADE: 0.09%
*Centros Com. Pryca SA . . . . . . . . . . . . . . . . . . .           23,100            501,047
                                                                                      ----------

 STEEL: 0.07%
 Acerinox SA . . . . . . . . . . . . . . . . . . . . . . . .            2,000            375,467
                                                                                      ----------

 TELECOMMUNICATIONS: 0.48%
 Telefonica De Espana  . . . . . . . . . . . . . . . . . . .           90,800          2,630,093
                                                                                      ----------

 TOBACCO: 0.04%
 Tabacalera SA, Class A  . . . . . . . . . . . . . . . . . .            4,100            220,514
                                                                                      ----------

 UTILITIES: 0.87%
 Empresa Nacional de Electricidad  . . . . . . . . . . . . .           27,000          2,270,959
 General De Aguas D'Barcelona  . . . . . . . . . . . . . . .            6,800            278,806
 Iberdrola I SA  . . . . . . . . . . . . . . . . . . . . . .          130,300          1,647,909
 Sevillana De Electricidad . . . . . . . . . . . . . . . . .           28,300            292,486
 Union Electrica Fenosa  . . . . . . . . . . . . . . . . . .           30,000            273,339
                                                                                      ----------
                                                                                       4,763,499
                                                                                      ----------
TOTAL SPAIN . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,545,723
                                                                                      ----------

                                 SWEDEN : 1.64%
 AUTOMOBILES: 0.14%
 Volvo AB, Class A  . . . . . . . . . . . . . . . . . . . .             9,400            252,859
 Volvo AB, Class B  . . . . . . . . . . . . . . . . . . . .            19,400            519,349
                                                                                      ----------
                                                                                         772,208
                                                                                      ----------
 BANKS: 0.08%
 Svenska Handelsbanken AB, Class A  . . . . . . . . . . . .            13,500            432,111
                                                                                      ----------

 BUILDING MATERIALS AND PRODUCTS : 0.10%
 Scancem AB, Class A  . . . . . . . . . . . . . . . . . . .             5,000            200,456
 Skanska AB, Class B  . . . . . . . . . . . . . . . . . . .             8,300            367,106
                                                                                      ----------
                                                                                         567,562
                                                                                      ----------
 BUSINESS SERVICES: 0.02%
 Esselte AB, Class A  . . . . . . . . . . . . . . . . . . .             4,300            101,211
                                                                                      ----------

 CHEMICALS: 0.03%
 AGA AB , Class A . . . . . . . . . . . . . . . . . . . . .            13,200            179,246
                                                                                      ----------

 CONGLOMERATES: 0.03%
 Trelleborg AB , Class B  . . . . . . . . . . . . . . . . .             9,700            159,317
                                                                                      ----------

 CONSUMER PRODUCTS AND SERVICES: 0.11%
 Hennes & Mauritz AB, Class B . . . . . . . . . . . . . . .            12,500            447,792
 Securitas AB, Class B  . . . . . . . . . . . . . . . . . .             5,600            157,882
                                                                                      ----------
                                                                                         605,674
                                                                                      ----------

 ELECTRONICS : 0.54%
 ABB AB, Class B  . . . . . . . . . . . . . . . . . . . . .            29,000       $    405,050
 Electrolux AB, Class B . . . . . . . . . . . . . . . . . .             5,300            382,470
 Ericsson LM AB, Class B  . . . . . . . . . . . . . . . . .            54,700          2,154,078
                                                                                      ----------
                                                                                       2,941,598
                                                                                      ----------
 FINANCE: 0.05%
 Stadshypotek AB . . . . . . . . . . . . . . . . . . . . .             11,200            275,206
                                                                                      ----------

 FOREST AND PAPER PRODUCTS: 0.08%
 Svenska Cellulosa AB, Class B . . . . . . . . . . . . . .             20,300            431,866
                                                                                      ----------

 HOSPITAL AND HEALTHCARE: 0.35%
 Astra AB, Class A . . . . . . . . . . . . . . . . . . . .             80,800          1,504,737
 Astra AB, Class B . . . . . . . . . . . . . . . . . . . .             22,400            398,325
                                                                                      ----------
                                                                                       1,903,062
                                                                                      ----------
 INSURANCE: 0.05%
 Skandia Group Forsakrings AB .. . . . . . . . . . . . . .              7,700            283,807
                                                                                      ----------

 MACHINERY AND EQUIPMENT: 0.05%
 Atlas Copco AB, Class A . . . . . . . . . . . . . . . . .             10,000            261,239
                                                                                      ----------

 METALS AND MINING: 0.01%
 Granges AB  . . . . . . . . . . . . . . . . . . . . . . .              2,650             35,642
                                                                                      ----------
 TOTAL SWEDEN . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8,949,749
                                                                                      ----------

                               SWITZERLAND: 1.29%
 BANKS: 0.26%
 Credit Suisse Group . . . . . . . . . . . . . . . . . . .              4,000            514,456
 Schweizerische Bankverein . . . . . . . . . . . . . . . .              1,300            348,218
 Union Bank of Switzerland . . . . . . . . . . . . . . . .                500            572,761
                                                                                      ----------
                                                                                       1,435,435
                                                                                      ----------
 CHEMICALS: 0.01%
 Clariant AG . . . . . . . . . . . . . . . . . . . . . . .                100             64,821
                                                                                      ----------

 CONSUMER PRODUCTS AND SERVICES: 0.01%
 SMH AG Neuenburg  . . . . . . . . . . . . . . . . . . . .                100             57,208
                                                                                      ----------

 FOOD AND BEVERAGES: 0.22%
 Nestle SA . . . . . . . . . . . . . . . . . . . . . . . .                900          1,189,011
                                                                                      ----------

 HOSPITAL AND HEALTHCARE: 0.66%
 Novartis AG . . . . . . . . . . . . . . . . . . . . . . .              1,100          1,761,087
 Roche Holdings AG . . . . . . . . . . . . . . . . . . . .                200          1,811,572
                                                                                      ----------
                                                                                       3,572,659
                                                                                      ----------
 INSURANCE: 0.13%
 Schweiz Ruckversiche  . . . . . . . . . . . . . . . . . .                500            708,235
                                                                                      ----------
 TOTAL SWITZERLAND . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,027,369
                                                                                      ----------

                              UNITED KINGDOM: 2.37%
 BANKS: 0.46%
 Abbey National Plc. . . . . . . . . . . . . . . . . . . .             33,500            457,183
 HSBC Holdings . . . . . . . . . . . . . . . . . . . . . .             26,200            776,163
 HSBC Holdings, Class A  . . . . . . . . . . . . . . . . .             17,500            538,380
 National Westminster Bank Plc.  . . . . . . . . . . . . .             46,800            628,956
 Royal Bank of Scotland  . . . . . . . . . . . . . . . . .             12,772            118,930
                                                                                      ----------
                                                                                       2,519,612
                                                                                      ----------
 BROADCASTING: 0.08%
 Reed International Corp.  . . . . . . . . . . . . . . . .             43,600            422,320
                                                                                      ----------

 BUILDING MATERIALS AND PRODUCTS : 0.08%
 Redland Corp. . . . . . . . . . . . . . . . . . . . . . .             16,100             91,238
 RMC Group Inc.  . . . . . . . . . . . . . . . . . . . . .              8,500            138,000
 Williams Holdings Co. . . . . . . . . . . . . . . . . . .             37,514            201,664
                                                                                      ----------
                                                                                         430,902
                                                                                      ----------
 CHEMICALS: 0.08%
 BOC Group . . . . . . . . . . . . . . . . . . . . . . . .             16,077            279,610
 Imperial Chemical Industries Inc. . . . . . . . . . . . .             11,200            155,739
                                                                                      ----------
                                                                                         435,349
                                                                                      ----------


                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
 CONGLOMERATES: 0.07%
 Hanson Co.  . . . . . . . . . . . . . . . . . . . . . . .             10,121       $     50,280
 Siebe Plc.  . . . . . . . . . . . . . . . . . . . . . . .             11,300            191,263
 TI Group  . . . . . . . . . . . . . . . . . . . . . . . .             17,900            155,956
                                                                                      ----------
                                                                                         397,499
                                                                                      ----------
 CONSUMER PRODUCTS AND SERVICES: 0.28%
 BAA Plc.  . . . . . . . . . . . . . . . . . . . . . . . .             13,400            123,439
 Caradon Plc.  . . . . . . . . . . . . . . . . . . . . . .             11,340             38,029
 Caradon Plc., Class B . . . . . . . . . . . . . . . . . .              3,200              5,246
 De La Rue Plc.  . . . . . . . . . . . . . . . . . . . . .              4,600             28,250
 Glaxo Holdings Plc. . . . . . . . . . . . . . . . . . . .             40,600            837,875
 Smithkline Beecham, Class A . . . . . . . . . . . . . . .             21,211            390,258
 Tomkins Corp. . . . . . . . . . . . . . . . . . . . . . .             31,400            135,873
                                                                                      ----------
                                                                                       1,558,970
                                                                                      ----------
 FINANCE: 0.01%
 Mercury Asset Management  . . . . . . . . . . . . . . . .              3,600             73,755
                                                                                      ----------

 FOOD AND BEVERAGES: 0.40%
 Allied Domecq Plc.  . . . . . . . . . . . . . . . . . . .             24,500            175,946
 BASS Plc. . . . . . . . . . . . . . . . . . . . . . . . .             21,408            261,163
 Bat Industries Inc. . . . . . . . . . . . . . . . . . . .             47,500            424,917
 Cadbury Schweppes Inc.  . . . . . . . . . . . . . . . . .             86,200            768,243
 Unilever Plc.   . . . . . . . . . . . . . . . . . . . . .             15,700            449,820
 United Biscuits Corp. . . . . . . . . . . . . . . . . . .             33,200            112,996
                                                                                      ----------
                                                                                       2,193,085
                                                                                      ----------
 INSURANCE: 0.13%
 Prudential Corp.  . . . . . . . . . . . . . . . . . . . .             41,700            403,569
 Royal & Sun Alliance Insurance Co.  . . . . . . . . . . .             37,900            279,431
                                                                                      ----------
                                                                                         683,000
                                                                                      ----------
 OIL AND GAS: 0.29%
 British Petroleum Plc.  . . . . . . . . . . . . . . . . .             61,600            765,319
 Shell Transport . . . . . . . . . . . . . . . . . . . . .            120,000            817,837
                                                                                      ----------
                                                                                       1,583,156
                                                                                      ----------
 RETAIL TRADE: 0.24%
 Boots Co. . . . . . . . . . . . . . . . . . . . . . . . .             26,764            313,362
 Great Universal Stores Inc. . . . . . . . . . . . . . . .             15,800            159,879
 Marks & Spencer Corp. . . . . . . . . . . . . . . . . . .             57,500            476,572
 Sears Plc.  . . . . . . . . . . . . . . . . . . . . . . .             52,700             58,765
 Tesco Corp.   . . . . . . . . . . . . . . . . . . . . . .             47,600            292,721
                                                                                      ----------
                                                                                       1,301,299
                                                                                      ----------
 TELECOMMUNICATIONS: 0.18%
 British Telecommunications Corp.. . . . . . . . . . . . .             94,100            698,484
 Cable & Wireless Plc. . . . . . . . . . . . . . . . . . .             30,200            277,697
                                                                                      ----------
                                                                                         976,181
                                                                                      ----------
 TOBACCO: 0.01%
 Imperial Tobacco Group Plc. . . . . . . . . . . . . . . .              8,097             52,084
                                                                                      ----------
 TOURISM: 0.02%
 Ladbroke Group  . . . . . . . . . . . . . . . . . . . . .             18,800             73,529
 Rank Group Plc. . . . . . . . . . . . . . . . . . . . . .             10,000             63,327
                                                                                      ----------
                                                                                         136,856
                                                                                      ----------
 UTILITIES: 0.04%
 Energy Group Plc. . . . . . . . . . . . . . . . . . . . .              8,097             86,380
 National Power Corp.  . . . . . . . . . . . . . . . . . .             13,500            117,283
                                                                                      ----------
                                                                                         203,663
                                                                                      ----------
 TOTAL UNITED KINGDOM . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,967,731
                                                                                      ----------

 TOTAL FOREIGN STOCKS
      (Cost $149,573,372)  . . . . . . . . . . . . . . . . . . . . . . .             172,540,503
                                                                                     -----------
 TOTAL COMMON STOCKS
      (Cost $258,453,821) . . . . . . . . . . . . . . . . . . . . . . . .            296,453,187
                                                                                     -----------

                                                                      PRINCIPAL        VALUE
                                                                       AMOUNT         (NOTE 2)
-------------------------------------------------------------------------------------------------
 BONDS: 31.99%
 UNITED STATES GOVERNMENT OBLIGATIONS: 17.18%

 UNITED STATES TREASURY BONDS: 4.51%
          10.75%, 5/15/2003  . . . . . . . . . . . . . .          $ 7,000,000   $    8,459,066
          7.50%, 2/15/2005   . . . . . . . . . . . . . .            7,100,000        7,514,909
          7.25%, 8/15/2022 . . . . . . . . . . . . . . .            8,300,000        8,663,133
                                                                                     ---------
                                                                                    24,637,108
                                                                                    ----------
 UNITED STATES TREASURY
    NOTES: 12.67%
          6.25%, 8/31/2000 . . . . . . . . . . . . . . .           10,400,000       10,396,755
          6.50%, 5/15/2005 . . . . . . . . . . . . . . .            5,400,000        5,393,255
          6.875%, 5/15/2006  . . . . . . . . . . . . . .           27,700,000       28,279,981
          6.50%, 10/15/2006  . . . . . . . . . . . . . .           25,200,000       25,097,637
                                                                                    ----------
                                                                                    69,167,628
                                                                                    ----------
 TOTAL UNITED STATES GOVERNMENT OBLIGATIONS
      (Cost $94,209,587) . . . . . . . . . . . . . . . . . . . . . . . . . . .      93,804,736
                                                                                    ----------

 FOREIGN GOVERNMENT OBLIGATIONS: 14.81%

 AUSTRALIAN COMMONWEALTH
   GOVERNMENT BONDS: 1.79%
      6.75%, 11/15/2006 . . . . . . . . .             A$           13,250,000        9,769,934
                                                                                   -----------
 DENMARK BULLET
   GOVERNMENT BONDS: 1.46%
      8.00%, 3/15/2006. . . . . . . . . .             DKR          47,000,000        7,977,088
                                                                                   -----------
 DEUTSCHLAND REPUBLIC
   GOVERNMENT BONDS: 1.01%
      6.25%, 4/26/2006  . . . . . . . . .             DM            9,150,000        5,496,194
                                                                                   -----------
 FINNISH GOVERNMENT BONDS: 0.99%
      7.25%, 4/18/2006  . . . . . . . . .             FIM          26,000,000        5,428,893
                                                                                   -----------
 FRANCE O.A.T. BONDS: 0.98%
      5.50%, 4/25/2007  . . . . . . . . .             FF           31,800,000        5,380,764
                                                                                   -----------
 ITALIAN GOVERNMENT BONDS: 2.97%
      6.75%, 2/1/2007 . . . . . . . . . .             LIRA     27,550,000,000       16,207,786
                                                                                   -----------
 NEW ZEALAND GOVERNMENT BONDS: 1.46%
      8.00%, 11/15/2006 . . . . . . . . .             NZ$          11,000,000        7,997,154
                                                                                   -----------
 SPANISH GOVERNMENT BONDS: 0.99%
      7.35%, 3/31/2007  . . . . . . . . .             PTA         743,000,000        5,413,233
                                                                                   -----------
 SWEDISH GOVERNMENT BONDS: 1.02%
      8.00%, 8/15/2007  . . . . . . . . .             SKR          39,000,000        5,544,063
                                                                                   -----------
 UNITED KINGDOM TREASURY BONDS: 2.14%
      8.50%, 7/16/2007 . . . . . . . . .                            6,400,000       11,680,062
                                                                                   -----------
 TOTAL FOREIGN GOVERNMENT OBLIGATIONS
      (COST $80,644,154 ) . . . . . . . . . . . . . . . . . . . . . . . .           80,895,171
                                                                                   -----------
 TOTAL BONDS
      (COST $174,853,741) . . . . . . . . . . . . . . . . . . . . . . . .          174,699,907
                                                                                   -----------

UNITED STATES SHORT-TERM OBLIGATIONS: 2.19%

 FEDERAL NATIONAL MORTGAGE ASSN.,
   DISCOUNT NOTES: 1.83%
      5.42%, 7/18/97  . . . . . . . . . . . . . . . .             $10,000,000        9,972,899
                                                                                    ----------
 UNITED STATES TREASURY BILLS: 0.36%
      5.14%, 7/3/97 . . . . . . . . . . . . . . . . .               1,000,000(A)       999,607
      5.12%, 7/17/97  . . . . . . . . . . . . . . . .               1,000,000(A)       997,798
                                                                                    ----------
                                                                                     1,997,405
                                                                                    ----------
 TOTAL UNITED STATES SHORT-TERM OBLIGATIONS
      (COST $11,971,844) . . . . . . . . . . . . . . . . . . . . . . . . .          11,970,304
                                                                                    ----------


ZWEIG MANAGED ASSETS

                   STATEMENT OF NET ASSETS AS OF JUNE 30,1997
                             (UNAUDITED)(CONCLUDED)
                                                                  PRINCIPAL AMOUNT
                                                                    OR NUMBER OF          VALUE
                                                                     CONTRACTS           (NOTE 2)
-------------------------------------------------------------------------------------------------
 UNITED STATES REPURCHASE
  AGREEMENTS: 11.26%
 With Morgan Stanley & Co., Inc. (dated
    6/30/97), 6.10%, due 7/1/97 (Repurchase
    proceeds $31,005,253); collateralized by:
    $74,626,484 various United States
    Government Agency Obligations,
    6.00%-10.00%, 3/1/2002-4/1/2027
    (Market value $32,086,255) . . . . . . . . . . . . . .      $  31,000,000      $  31,000,000
                                                                                     -----------
 With Prudential Securities Inc., (dated
    6/30/97), 5.98%, due 7/1/97 (Repurchase
    proceeds $30,485,063); collateralized by:
    $39,196,308 various United States
    Government Agency Obligations,
    6.071%-7.00%, 8/19/97-6/1/2032
    (Market value $31,113,525) . . . . . . . . . . . . . .         30,480,000         30,480,000
                                                                                     -----------

 TOTAL UNITED STATES REPURCHASE AGREEMENTS
      (Cost $61,480,000) . . . . . . . . . . . . . . . . . . . . . . . . . . .        61,480,000
                                                                                     -----------

 TOTAL INVESTMENTS IN SECURITIES
      (Cost $506,759,406)  . . . . . . . . . . . . . . . . . . . . . . . . . .       544,603,398
                                                                                     -----------

 NET UNREALIZED APPRECIATION ON FOREIGN FORWARD CURRENCY
  CONTRACTS (Note 4): 0.07%. . . . . . . . . . . . . . . . . . . . . . . . . .           361,078
                                                                                     -----------

 UNREALIZED APPRECIATION (DEPRECIATION) ON FUTURES
  CONTRACTS: 0.01%
      German DAX September 1997 Short Futures. . . . . . . . . . .        (50)          (317,330)
      France CAC 40 September 1997 Long Futures. . . . . . . . . .        110            347,295
      Standard & Poor's 500 September 1997 Long Futures. . . . . .         10            (48,330)
      United Kingdom FTSE 100 September 1997 Short Futures . . . .        (28)            71,935

 NET UNREALIZED APPRECIATION ON
  FUTURES CONTRACTS (b)  . . . . . . . . . . . . . . . . . . . . . . . . . . .            53,570

 TOTAL INVESTMENTS
      (Cost $506,759,406) . . . . . . . . . . . . . . . . . . . . .        99.81%    545,018,046
 Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .       001.50       8,175,655
      Total Assets  . . . . . . . . . . . . . . . . . . . . . . . .       101.31%    553,193,701
      Total Liabilities (Note 5)  . . . . . . . . . . . . . . . . .        (1.31)     (7,142,109)
 NET ASSETS (Note 6)  . . . . . . . . . . . . . . . . . . . . . . .       100.00%   $546,051,592


 CLASS A SHARES
 Net asset value (NAV) and redemption price per share
    ($113,750,219/8,164,243 shares)  . . . . . . . . . . . . . . . . . . . . .            $13.93

 Maximum public offering price per share-
    NAV/(1-maximum sales charge) ($13.93/.945) . . . . . . . . . . . . . . . .            $14.74

 CLASS B SHARES
 Net asset value and offering price per share
    ($11,388,718/810,745 shares) . . . . . . . . . . . . . . . . . . . . . . .            $14.05

 Redemption price per share  . . . . . . . . . . . . . . . . . . . . . . . . .               **

 CLASS C SHARES
 Net asset value and offering price per share
    ($417,745,556/30,065,536 shares) . . . . . . . . . . . . . . . . . . . . .            $13.89

 Redemption price per share . . . . . . . . . . . . . . . . . . . . . . . . . .              **

 CLASS I SHARES
 Net asset value, offering and redemption price per share
    ($3,167,099/222,672 shares) . . . . . . . . . . . . . . . . . . . . . . . .           $14.22

--------------------------------------------------------------------------------
 * Non-income producing security.
 ** Varies by length of time shares are held. (Note 3b)
 (a) Pledged as collateral for futures transactions.
 (b) The market value of the short futures was $16,252,483 (repesenting 2.98% of the Fund's net assets) with proceeds of $16,007,088.



                                                                                        % OF
INDUSTRY BREAKDOWN--COMMON STOCK                                          VALUE       NET ASSETS
------------------------------------------------------------------------------------------------
 Aerospace . . . . . . . . . . . . . . . . . . . . . . . . .    $   1,711,966        0.31%
 Airfreight . . . . . . . . . . . . . . . . . . . . . . . . .         677,250        0.12%
 Airlines . . . . . . . . . . . . . . . . . . . . . . . . . .         453,501        0.08%
 Apparel. . . . . . . . . . . . . . . . . . . . . . . . . . .         587,718        0.11%
 Automobiles  . . . . . . . . . . . . . . . . . . . . . . . .       8,416,982        1.54%
 Banks  . . . . . . . . . . . . . . . . . . . . . . . . . . .      32,618,627        5.97%
 Biotechnology  . . . . . . . . . . . . . . . . . . . . . . .         440,375        0.08%
 Broadcasting . . . . . . . . . . . . . . . . . . . . . . . .       2,559,208        0.47%
 Building Materials and Products . . . . .  . . . . . . . . .       4,155,411        0.76%
 Business Services  . . . . . . . . . . . . . . . . . . . . .         737,820        0.14%
 Chemicals  . . . . . . . . . . . . . . . . . . . . . . . . .      12,587,978        2.31%
 Computers and Software . . . . . . . . . . . . . . . . . . .       5,552,387        1.02%
 Conglomerates  . . . . . . . . . . . . . . . . . . . . . . .      11,157,093        2.04%
 Consumer Products and Services . . . . . . . . . . . . . . .      12,719,479        2.33%
 Containers . . . . . . . . . . . . . . . . . . . . . . . . .         785,069        0.14%
 Electrical Equipment . . . . . . . . . . . . . . . . . . . .       4,593,250        0.84%
 Electronics  . . . . . . . . . . . . . . . . . . . . . . . .      20,457,445        3.75%
 Energy . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,304,702        1.34%
 Engineering  . . . . . . . . . . . . . . . . . . . . . . . .       1,268,677        0.23%
 Entertainment  . . . . . . . . . . . . . . . . . . . . . . .       2,955,389        0.54%
 Farming and Milling  . . . . . . . . . . . . . . . . . . . .       1,692,000        0.31%
 Finance  . . . . . . . . . . . . . . . . . . . . . . . . . .       6,944,528        1.27%
 Food and Beverages . . . . . . . . . . . . . . . . . . . . .      14,218,091        2.60%
 Forest and Paper Products  . . . . . . . . . . . . . . . . .       5,752,837        1.05%
 Homebuilders . . . . . . . . . . . . . . . . . . . . . . . .         580,832        0.11%
 Hospital and Healthcare  . . . . . . . . . . . . . . . . . .      13,161,042        2.41%
 Hotels and Resorts . . . . . . . . . . . . . . . . . . . . .       1,354,687        0.25%
 Household Products . . . . . . . . . . . . . . . . . . . . .         803,163        0.15%
 Industrial Products, Services and Machinery  . . . . . . . .       1,409,938        0.26%
 Insurance  . . . . . . . . . . . . . . . . . . . . . . . . .      12,518,508        2.29%
 Investment Banking and Brokerage . . . . . . . . . . . . . .         735,000        0.13%
 Machinery and Equipment  . . . . . . . . . . . . . . . . . .       4,049,952        0.74%
 Manufacturing  . . . . . . . . . . . . . . . . . . . . . . .       1,076,184        0.20%
 Medical Technology . . . . . . . . . . . . . . . . . . . . .         552,938        0.10%
 Metals and Mining  . . . . . . . . . . . . . . . . . . . . .       7,386,513        1.35%
 Newspapers . . . . . . . . . . . . . . . . . . . . . . . . .       1,190,695        0.22%
 Office Automation and Equipment  . . . . . . . . . . . . . .       1,419,750        0.26%
 Oil and Gas  . . . . . . . . . . . . . . . . . . . . . . . .      13,045,274        2.39%
 Pharmaceuticals  . . . . . . . . . . . . . . . . . . . . . .       8,174,260        1.50%
 Photographic Products  . . . . . . . . . . . . . . . . . . .       1,774,097        0.32%
 Printing and Publishing  . . . . . . . . . . . . . . . . . .       2,003,648        0.37%
 Railroads  . . . . . . . . . . . . . . . . . . . . . . . . .         852,042        0.16%
 Real Estate. . . . . . . . . . . . . . . . . . . . . . . . .         688,361        0.13%
 Restaurants  . . . . . . . . . . . . . . . . . . . . . . . .       2,022,437        0.37%
 Retail Trade . . . . . . . . . . . . . . . . . . . . . . . .      13,092,621        2.40%
 Steel  . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,427,342        0.26%
 Telecommunications . . . . . . . . . . . . . . . . . . . . .      24,471,688        4.48%
 Tobacco  . . . . . . . . . . . . . . . . . . . . . . . . . .       4,839,825        0.89%
 Tourism  . . . . . . . . . . . . . . . . . . . . . . . . . .         136,856        0.03%
 Transportation . . . . . . . . . . . . . . . . . . . . . . .       2,806,350        0.51%
 Utilities  . . . . . . . . . . . . . . . . . . . . . . . . .      14,149,782        2.59%
 Wholesale Distributors . . . . . . . . . . . . . . . . . . .         381,619        0.07%
                                                                 ------------       -----
                                                                 $296,453,187       54.29%
                                                                 ============       =====

--------------------------------------------------------------------------------



 The market value of the long futures was $15,277,122 (representing 2.80% of the Fund's net assets) with a cost of $14,978,157.

 For Federal income tax purposes, the tax basis of investments owned at June 30, 1997 was $507,269,387 and net unrealized appreciation on investments consisted of:

 Gross unrealized appreciation . . . . . . . . . . . . . . . . . . $ 46,184,078
 Gross unrealized depreciation . . . . . . . . . . . . . . . . . .   (8,435,419)
                                                                   ------------
 Net unrealized appreciation . . . . . . . . . . . . . . . . . . . $ 37,748,659
                                                                   ============

                       See notes to financial statements.


ZWEIG GROWTH & INCOME FUND

                  STATEMENT OF NET ASSETS AS OF JUNE 30, 1997
                                  (UNAUDITED)

                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
 COMMON STOCKS: 73.53%
 AEROSPACE: 1.27%
 AAR Corp . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,500         $   48,469
*Moog Inc., Class A   . . . . . . . . . . . . . . . . . . . . . .       2,100             66,150
 Precision Castparts Corp.  . . . . . . . . . . . . . . . . . . .         600             35,775
*Rohr Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,400             52,650
*UNC Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,600             23,400
*Wyman-Gordon Co. . . . . . . . . . . . . . . . . . . . . . . . .       1,500             40,500
                                                                                       ---------
                                                                                         266,944
                                                                                       ---------
 AIR FREIGHT: 0.08%
 Air Express International Corp.  . . . . . . . . . . . . . . . .         400             15,900
                                                                                       ---------

 AIRLINES: 1.06%
 British Airways Plc., ADR  . . . . . . . . . . . . . . . . . . .         500             57,469
 Delta Air Lines Inc. . . . . . . . . . . . . . . . . . . . . . .         800             65,600
 KLM Royal Dutch Airlines N.V., ADR   . . . . . . . . . . . . . .       2,200             67,925
 Southwest Airlines Co. . . . . . . . . . . . . . . . . . . . . .       1,200             31,050
                                                                                       ---------
                                                                                         222,044
                                                                                       ---------
 APPAREL: 0.51%
 Kellwood Co. . . . . . . . . . . . . . . . . . . . . . . . . . .       1,600             44,400
 Oxford Industries, Inc.  . . . . . . . . . . . . . . . . . . . .         200              5,675
 Russell Corp.  . . . . . . . . . . . . . . . . . . . . . . . . .         900             26,663
*Tultex Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .       5,000             30,625
                                                                                       ---------
                                                                                         107,363
                                                                                       ---------
 AUTOMOBILES: 1.73%
 Chrysler Corp. . . . . . . . . . . . . . . . . . . . . . . . . .       2,900             95,156
 Ford Motor Co. . . . . . . . . . . . . . . . . . . . . . . . . .       2,500             94,375
 General Motors Corp. . . . . . . . . . . . . . . . . . . . . . .         600             33,413
 Honda Motor Co. Ltd., ADR  . . . . . . . . . . . . . . . . . . .       1,800            108,337
 Volvo AB, ADR  . . . . . . . . . . . . . . . . . . . . . . . . .       1,200             32,100
                                                                                       ---------
                                                                                         363,381
                                                                                       ---------
 AUTOMOTIVE PARTS AND EQUIPMENT: 2.88%
 A.O. Smith Corp. . . . . . . . . . . . . . . . . . . . . . . . .       1,800             64,013
 Arvin Industries, Inc. . . . . . . . . . . . . . . . . . . . . .       3,600             98,100
 Barnes Group Inc.  . . . . . . . . . . . . . . . . . . . . . . .       1,800             53,325
 Borg-Warner Automotive, Inc. . . . . . . . . . . . . . . . . . .       1,200             64,875
 Excel Industries, Inc. . . . . . . . . . . . . . . . . . . . . .       4,000             78,000
 Intermet Corp. . . . . . . . . . . . . . . . . . . . . . . . . .         200              3,213
 Simpson Industries, Inc. . . . . . . . . . . . . . . . . . . . .       5,600             59,500
 Standard Motor Products, Inc.  . . . . . . . . . . . . . . . . .         200              2,750
 Standard Products Co.  . . . . . . . . . . . . . . . . . . . . .       2,400             60,600
 Walbro Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .       1,400             28,350
 Wynn's International Inc.  . . . . . . . . . . . . . . . . . . .       3,200             90,800
                                                                                       ---------
                                                                                         603,526
                                                                                       ---------
 BANKS: 0.86%
 City National Corp.  . . . . . . . . . . . . . . . . . . . . . .       6,100            146,781
 First Empire State Corp.   . . . . . . . . . . . . . . . . . . .         100             33,700
                                                                                       ---------
                                                                                         180,481
                                                                                       ---------
 BUILDING MATERIALS AND PRODUCTS: 1.75%
 Ameron International Corp. . . . . . . . . . . . . . . . . . . .       1,500             84,937
 Apogee Enterprises Inc . . . . . . . . . . . . . . . . . . . . .       2,300             49,450
 Johns Manville Corp. . . . . . . . . . . . . . . . . . . . . . .       2,600             30,712
 Lafarge Corp.  . . . . . . . . . . . . . . . . . . . . . . . . .       1,600             39,200
 Medusa Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .         300             11,513
*Morgan Products, Ltd. . . . . . . . . . . . . .  . . . . . . . .       1,500             11,250
 Southdown, Inc.  . . . . . . . . . . . . . . . . . . . . . . . .       3,200            139,600
                                                                                       ---------
                                                                                         366,662
                                                                                       ---------
 CHEMICALS: 0.51%
*Cytec Industries Inc.  . . . . . . . . . . . . . . . . . . . . .         900             33,637
 Dexter Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .         700             22,400
 Furon Co . . . . . . . . . . . . . . . . . . . . . . . . . . . .         300              9,413
 Pittway Corp., Class A . . . . . . . . . . . . . . . . . . . . .         200              9,950
 Quaker Chemical Corp. .  . . . . . . . . . . . . . . . . . . . .       1,800             31,275
                                                                                       ---------
                                                                                         106,675
                                                                                       ---------

                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
 COMMERCIAL SERVICES: 0.62%
*CDI Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,100       $     45,856
 CPI Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . . .         600             12,600
*HFS Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         615             35,670
 Ogden Corp   . . . . . . . . . . . . . . . . . . . . . . . . . .       1,600             34,800
 Unifirst Corp. . . . . . . . . . . . . . . . . . . . . . . . . .         100              2,000
                                                                                       ---------
                                                                                         130,926
                                                                                       ---------
 COMPUTER COMPONENTS AND SOFTWARE: 2.65%
*Compaq Computer Corp.  . . . . . . . . . . . . . . . . . . . . .         500             49,625
*Data General Corp. . . . . . . . . . . . . . . . . . . . . . . .       3,100             80,600
*Dell Computer Corp.  . . . . . . . . . . . . . . . . . . . . . .       1,400            164,412
*Gateway 2000, Inc. . . . . . . . . . . . . . . . . . . . . . . .       1,900             61,631
*Seagate Technology Inc.  . . . . . . . . . . . . . . . . . . . .         700             24,631
*Storage Technology Corp., Class A  . . . . . . . . . . . . . . .       1,300             57,850
*Sun Microsystems Inc. .  . . . . . . . . . . . . . . . . . . . .       2,300             85,603
*Western Digital Corp.  . . . . . . . . . . . . . . . . . . . . .       1,000             31,625
                                                                                       ---------
                                                                                         555,977
                                                                                       ---------
 CONGLOMERATES: 0.71%
 Canadian Pacific Ltd.  . . . . . . . . . . . . . . . . . . . . .       4,200            119,437
 Justin Industries, Inc.  . . . . . . . . . . . . . . . . . . . .       2,300             29,325
                                                                                       ---------
                                                                                         148,762
                                                                                       ---------
 CONSTRUCTION EQUIPMENT: 0.59%
 Caterpillar Inc. . . . . . . . . . . . . . . . . . . . . . . . .         500             53,687
 Manitowoc Company, Inc.  . . . . . . . . . . . . . . . . . . . .       1,500             70,125
                                                                                       ---------
                                                                                         123,812
                                                                                       ---------
 CONTAINERS AND PACKAGING: 0.01%
*Sealright Co., Inc.  . . . . . . . . . . . . . . . . . . . . . .         200              2,400
                                                                                       ---------

 ELECTRICAL PRODUCTS: 0.67%
 Kuhlman Corp.  . . . . . . . . . . . . . . . . . . . . . . . . .       1,100             35,475
*Rexel Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,700            105,450
                                                                                       ---------
                                                                                         140,925
                                                                                       ---------
 ELECTRONICS: 1.05%
*Coherent, Inc. . . . . . . . . . . . . . . . . . . . . . . . . .         800             35,600
 Fluke Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . .         400             23,700
 Intel Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . .         200             28,362
 Logicon, Inc.  . . . . . . . . . . . . . . . . . . . . . . . . .         600             31,800
 MTS Systems Corp.  . . . . . . . . . . . . . . . . . . . . . . .       1,600             48,800
*SCI Systems, Inc.  . . . . . . . . . . . . . . . . . . . . . . .         800             51,000
                                                                                       ---------
                                                                                         219,262
                                                                                       ---------
 ENGINEERING: 0.08%
*Jacobs Engineering Group Inc.  . . . . . . . . . . . . . . . . .         600             16,125
                                                                                       ---------

 ENTERTAINMENT: 0.01%
*Playboy Enterprises, Inc. . . . . . . . . .  . . . . . . . . . .         100              1,150
                                                                                       ---------

 FINANCE: 1.46%
 American General Corp. . . . . . . . . . . . . . . . . . . . . .       1,438             68,664
 Comdisco, Inc. . . . . . . . . . . . . . . . . . . . . . . . . .         550             14,300
 Countrywide Credit Industries, Inc.  . . . . . . . . . . . . . .         800             24,950
 Equitable Companies Inc. . . . . . . . . . . . . . . . . . . . .       2,000             66,500
 Morgan Stanley, Dean Witter, Discover & Co.  . . . . . . . . . .       1,925             82,895
 The Money Store Inc. . . . . . . . . . . . . . . . . . . . . . .       1,700             48,769
                                                                                       ---------
                                                                                         306,078
                                                                                       ---------
 FOOD AND BEVERAGES: 0.70%
 Adolph Coors Co., Class B  . . . . . . . . . . . . . . . . . . .       1,300             34,613
 Interstate Bakeries Corp.  . . . . . . . . . . . . . . . . . . .         700             41,519
*Morningstar Group Inc. . . . . . . . . . . . . . . . . . . . . .       1,200             35,250
 Savannah Foods & Industries Inc. . . . . . . . . . . . . . . . .       2,000             35,125
                                                                                       ---------
                                                                                         146,507
                                                                                       ---------


ZWEIG GROWTH & INCOME FUND

                  STATEMENT OF NET ASSETS AS OF JUNE 30, 1997
                             (UNAUDITED)(CONTINUED)

                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
 FOREST AND PAPER PRODUCTS: 1.20%
 James River Corp. of Virginia . . . . . . . . . . . . . . . . .        2,000        $    74,000
 Mosinee Paper Corp. . . . . . . . . . . . . . . . . . . . . . .        5,100            124,950
 Pope & Talbot, Inc. . . . . . . . . . . . . . . . . . . . . . .        3,200             52,600
                                                                                    ------------
                                                                                         251,550
                                                                                    ------------
 HEALTHCARE FACILITIES AND PRODUCTS: 0.71%
 ICN Pharmaceuticals, Inc. . . . . . . . . . . . . . . . . . . .          300              8,606
*Rotech Medical Corp.  . . . . . . . . . . . . . . . . . . . . .        3,200             64,200
 United States Surgical Corp . . . . . . . . . . . . . . . . . .        1,200             44,700
 West Co., Inc.  . . . . . . . . . . . . . . . . . . . . . . . .        1,100             31,488
                                                                                    ------------
                                                                                         148,994
                                                                                    ------------
 HOMEBUILDING AND LAND DEVELOPMENT: 1.03%
 Centex Corp.  . . . . . . . . . . . . . . . . . . . . . . . . .        1,000             40,625
 Kaufman & Broad Home Corp.  . . . . . . . . . . . . . . . . . .        3,700             64,981
 Ryland Group Inc. . . . . . . . . . . . . . . . . . . . . . . .        2,300             32,488
 Standard Pacific Corp.  . . . . . . . . . . . . . . . . . . . .        2,100             21,525
*Toll Brothers Inc.  . . . . . . . . . . . . . . . . . . . . . .        3,100             56,963
                                                                                    ------------
                                                                                         216,582
                                                                                    ------------
 HOTELS AND RESORTS: 0.10%
 Royal Caribbean Cruises Ltd.  . . . . . . . . . . . . . . . . .          600             20,963
                                                                                    ------------

 HOUSEHOLD FURNISHINGS AND PRODUCTS: 0.84%
 Ethan Allen Interiors Inc.  . . . . . . . . . . . . . . . . . .        1,600             91,200
*Helen Of Troy Corp. . . . . . . . . . . . . . . . . . . . . . .          900             23,063
 La-Z Boy Inc. . . . . . . . . . . . . . . . . . . . . . . . . .          500             18,000
 Sony Corp., ADR . . . . . . . . . . . . . . . . . . . . . . . .          500             44,000
                                                                                    ------------
                                                                                         176,263
                                                                                    ------------
 INDUSTRIAL PRODUCTS, SERVICES AND MACHINERY: 1.01%
 Applied Power Inc., Class A . . . . . . . . . . . . . . . . . .        1,300             67,112
 Commercial Intertech Corp.  . . . . . . . . . . . . . . . . . .          300              4,181
 Gleason Corp. . . . . . . . . . . . . . . . . . . . . . . . . .          300             13,950
 Ingersoll-Rand Co.  . . . . . . . . . . . . . . . . . . . . . .          400             24,700
 NACCO Industries, Inc., Class A . . . . . . . . . . . . . . . .          700             39,506
 Tecumseh Products Co., Class A  . . . . . . . . . . . . . . . .          600             35,925
 Varlen Corp.  . . . . . . . . . . . . . . . . . . . . . . . . .        1,000             26,875
                                                                                    ------------
                                                                                         212,249
                                                                                    ------------
 INSURANCE: 3.95%
 ACE Limited.  . . . . . . . . . . . . . . . . . . . . . . . . .          900             66,487
 CIGNA Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .          700            124,250
 Conseco Inc.  . . . . . . . . . . . . . . . . . . . . . . . . .        1,200             44,400
 Fremont General Corp. . . . . . . . . . . . . . . . . . . . . .        1,600             64,400
 NAC Re Corp.  . . . . . . . . . . . . . . . . . . . . . . . . .          800             38,700
 Old Republic International Corp . . . . . . . . . . . . . . . .        1,500             45,469
 Orion Capital Corp. . . . . . . . . . . . . . . . . . . . . . .        1,300             95,875
 Progressive Corp. . . . . . . . . . . . . . . . . . . . . . . .          400             34,800
 Selective Insurance Group, Inc. . . . . . . . . . . . . . . . .          800             38,750
 Sunamerica Inc. . . . . . . . . . . . . . . . . . . . . . . . .        3,500            170,625
 Travelers Group Inc.  . . . . . . . . . . . . . . . . . . . . .        1,100             69,369
 W.R. Berkley Corp.  . . . . . . . . . . . . . . . . . . . . . .          600             35,325
                                                                                    ------------
                                                                                         828,450
                                                                                    ------------
 INVESTMENT BANKING AND BROKERAGE: 3.02%
 A.G. Edwards, Inc.  . . . . . . . . . . . . . . . . . . . . . .        2,300             98,325
 Bear, Stearns & Co. Inc . . . . . . . . . . . . . . . . . . . .        7,185            245,637
 Interra Financial Inc . . . . . . . . . . . . . . . . . . . . .          600             25,162
 Legg Mason, Inc.  . . . . . . . . . . . . . . . . . . . . . . .          600             32,287
 Lehman Brothers Holdings Inc. . . . . . . . . . . . . . . . . .        1,100             44,550
 Merrill Lynch & Co., Inc  . . . . . . . . . . . . . . . . . . .          500             29,812
 PaineWebber Group Inc.  . . . . . . . . . . . . . . . . . . . .        2,400             84,000
 Quick & Reilly Group Inc. . . . . . . . . . . . . . . . . . . .          700             16,275
 Raymond James Financial Corp. . . . . . . . . . . . . . . . . .        2,100             57,488
                                                                                    ------------
                                                                                         633,536
                                                                                    ------------
 MANUFACTURING: 1.95%
 Amcast Industrial Corp. . . . . . . . . . . . . . . . . . . . .        2,600             65,000
 Ametek, Inc.  . . . . . . . . . . . . . . . . . . . . . . . . .        1,700             39,950
 Carlisle Companies Inc. . . . . . . . . . . . . . . . . . . . .        1,200             41,850

                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
 Core Industries Inc.  . . . . . . . . . . . . . . . . . . . . .          800         $   19,800
 Crane Co. . . . . . . . . . . . . . . . . . . . . . . . . . . .          900             37,631
 Kaman Corp., Class A  . . . . . . . . . . . . . . . . . . . . .        3,000             46,125
 Nova Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . .        1,000              8,500
 Premark International Inc.  . . . . . . . . . . . . . . . . . .        2,900             77,575
 Trinity Industries Inc. . . . . . . . . . . . . . . . . . . . .        1,300             41,275
 Valmont Industries Inc. . . . . . . . . . . . . . . . . . . . .        1,600             30,400
                                                                                    ------------
                                                                                         408,106
                                                                                    ------------
 MARINE TRANSPORTATION: 0.61%
 APL Ltd . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,700             53,125
*OMI Corp. . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,800             36,338
 Sea Containers Ltd., Class A  . . . . . . . . . . . . . . . . .        1,000             22,625
 Stolt-Nielsen S.A.  . . . . . . . . . . . . . . . . . . . . . .          800             15,100
                                                                                    ------------
                                                                                         127,188
                                                                                    ------------
 METAL FABRICATION: 2.13%
 Brush Wellman Inc.  . . . . . . . . . . . . . . . . . . . . . .        3,600             75,375
 Commercial Metals Co. . . . . . . . . . . . . . . . . . . . . .        1,000             32,250
 Kaydon Corp.  . . . . . . . . . . . . . . . . . . . . . . . . .          800             39,700
*Oregon Metallurgical Corp.  . . . . . . . . . . . . . . . . . .        2,300             64,688

 Timken Co.  . . . . . . . . . . . . . . . . . . . . . . . . . .        6,600            234,713
                                                                                    ------------
                                                                                         446,726
                                                                                    ------------
 METALS AND MINING: 0.22%
 ASARCO Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,200             36,750
 Ashland Coal Inc  . . . . . . . . . . . . . . . . . . . . . . .          300              8,550
                                                                                    ------------
                                                                                          45,300
                                                                                    ------------
 NEWSPAPERS: 0.88%
 Central Newspapers, Inc., Class A . . . . . . . . . . . . . . .          600             42,975
 Pulitzer Publishing Co. . . . . . . . . . . . . . . . . . . . .        1,100             58,300
 The New York Times Co., Class A . . . . . . . . . . . . . . . .        1,700             84,150
                                                                                    ------------
                                                                                         185,425
                                                                                    ------------
 OFFICE AUTOMATION AND EQUIPMENT: 0.23%
 Herman Miller, Inc. . . . . . . . . . . . . . . . . . . . . . .        1,300             46,800
 Hunt Manufacturing Co. . . . . . .  . . . . . . . . . . . . . .          100              1,875
                                                                                    ------------
                                                                                          48,675
                                                                                    ------------
 OIL AND GAS: 9.04%
 Apache Corp. . .  . . . . . . . . . . . . . . . . . . . . . . .          900             29,250
 Ashland Inc. .  . . . . . . . . . . . . . . . . . . . . . . . .          300             13,912
 Atlantic Richfield Co.  . . . . . . . . . . . . . . . . . . . .          400             28,200
 Baker Hughes Inc. . . . . . . . . . . . . . . . . . . . . . . .        2,300             88,981
*BJ Services Co. . . . . . . . . . . . . . . . . . . . . . . . .          700             37,537
 Cabot Oil & Gas Corp., Class A  . . . . . . . . . . . . . . . .        3,100             54,637
 Elf Aquitaine S.A., ADR . . . . . . . . . . . . . . . . . . . .        1,400             76,212
 Ensco International Inc. . . . . . . .  . . . . . . . . . . . .        1,000             52,750
*Global Marine Inc. . . . . . .  . . . . . . . . . . . . . . . .        8,400            195,300
 Helmerich & Payne, Inc. . . . . . . . . . . . . . . . . . . . .        1,600             92,200
 Holly Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .          200              4,963
 Kerr-McGee Corp. . . .  . . . . . . . . . . . . . . . . . . . .        1,200             76,050
*Mesa Inc. . . .. .  . . . . . . . . . . . . . . . . . . . . . .        4,000             23,000
 Murphy Oil Corp. .. . . . . . . . . . . . . . . . . . . . . . .          700             34,125
 Pennzoil Co. . .  . . . . . . . . . . . . . . . . . . . . . . .        1,300             99,775
*Rowan Companies, Inc.  . .  . . . . . . . . . . . . . . . . . .        2,900             81,744
 Royal Dutch Petroleum Co. . . . . . . . . . . . . . . . . . . .          800             43,500
*Santa Fe Energy Resources, Inc. . . . . . . . . . . . . . . . .        6,800             99,875
*Smith International Inc.  . . . . . . . . . . . . . . . . . . .        1,200             72,900
 Sun Company, Inc. . . . . . . . . . . . . . . . . . . . . . . .        1,200             37,200
 Tidewater Inc.  . . . . . . . . . . . . . . . . . . . . . . . .        1,900             83,600
 Union Texas Petroleum Holdings Inc. . . . . . . . . . . . . . .        4,400             92,125
 Unocal Corp. .  . . . . . . . . . . . . . . . . . . . . . . . .          800             31,050
 USX-Marathon Group  . . . . . . . . . . . . . . . . . . . . . .        6,500            187,688
 Valero Energy Corp.  . . . .  . . . . . . . . . . . . . . . . .        1,200             43,500
*Varco International, Inc. . . . . . . . . . . . . . . . . . . .        3,600            116,100
*Weatherford Enterra, Inc. . . . . . . . . . . . . . . . . . . .          800             30,800
 YPF Sociedad Anonima, ADR . . . . . . . . . . . . . . . . . . .        2,200             67,650
                                                                                    ------------
                                                                                       1,894,624
                                                                                    ------------



                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
 PRECISION INSTRUMENTS: 0.24%
*SPS Technologies Inc. . . . . . . . . . . . . . . . . . . . . .          700        $    49,525
                                                                                     -----------

 PRINTING AND FORMS: 1.32%
 Bowne & Co., Inc. . . . . . . . . . . . . . . . . . . . . . . .        6,800            237,150
*Gibson Greetings, Inc.  . . . . . . . . . . . . . . . . . . . .        1,800             40,500
                                                                                     -----------
                                                                                         277,650
                                                                                     -----------
 PUBLISHING: 0.15%
 Meredith Corp.  . . . . . . . . . . . . . . . . . . . . . . . .        1,100             31,900
                                                                                     -----------

 RAILROADS: 0.41%
 GATX Corp.  . . . . . . . . . . . . . . . . . . . . . . . . . .        1,500             86,625
                                                                                     -----------

 RECREATIONAL PRODUCTS: 0.07%
 Huffy Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,000             14,625
                                                                                     -----------

 RESTAURANTS: 1.45%
 Applebees International Inc. . . . . . . . . .  . . . . . . . .          600              6,050
 Boston Chicken, Inc.  . . . . . . . . . . . . . . . . . . . . .        1,700             23,800
 CKE Restaurants, Inc. . . . . . . . . . . . . . . . . . . . . .        7,350            232,444
*Ryan's Family Steak Houses Inc. . . . . . . . . . . . . . . . .        3,600             30,825
                                                                                     -----------
                                                                                         303,119
                                                                                     -----------
 RETAIL TRADE: 3.82%
*Burlington Coat Factory Warehouse Inc.                                 1,000             19,500
*Costco Companies Inc. . . . . . . . . . . . . . . . . . . . . .        1,900             62,462
 Dayton Hudson Corp. . . . . . . . . . . . . . . . . . . . . . .        1,000             53,187
*Dress Barn, Inc.  . . . . . . . . . . . . . . . . . . . . . . .        3,300             64,350
*Fabri-Centers of America, Inc., Class A . . . . . . . . . . . .        1,600             43,600
*Filenes Basement Corp.  . . . . . . . . . . . . . . . . . . . .        5,000             33,125
*Fred Meyer, Inc.  . . . . . . . . . . . . . . . . . . . . . . .          900             46,519
 Haverty Furniture Cos., Inc.  . . . . . . . . . . . . . . . . .        4,000             50,000
*K Mart Corp.  . . . . . . . . . . . . . . . . . . . . . . . . .        2,400             29,400
 Pier 1 Imports, Inc.  . . . . . . . . . . . . . . . . . . . . .        3,700             98,050
 Ross Stores, Inc. . . . . . . . . . . . . . . . . . . . . . . .        2,500             81,719
 Shopko Stores Inc.  . . . . . . . . . . . . . . . . . . . . . .        5,700            145,350
 TJX Companies, Inc. . . . . . . . . . . . . . . . . . . . . . .        2,800             73,850
                                                                                     -----------
                                                                                         801,112
                                                                                     -----------
 SAVINGS AND LOAN ASSOCIATIONS: 0.35%
*Glendale Federal Bank, F.S.B. . . . . . . . . . . . . . . . . .        1,500             39,188
 H.F. Ahmanson & Co. . . . . . . . . . . . . . . . . . . . . . .          800             34,400
                                                                                     -----------
                                                                                          73,588
                                                                                     -----------
 SHIPPING: 0.08%
 Alexander & Baldwin, Inc. . . . . . . . . . . . . . . . . . . .          600             15,675
                                                                                     -----------

 SHOES: 0.18%
 Brown Group, Inc. . . . . . . . . . . . . . . . . . . . . . . .        2,000             37,375
                                                                                     -----------

 STEEL: 1.36%
 British Steel Plc, ADR . . . . . .  . . . . . . . . . . . . . .        3,500             88,375
 Cleveland-Cliffs Inc. . . . . . . . . . . . . . . . . . . . . .        1,300             52,975
 Oregon Steel Mills, Inc. . . . . . .  . . . . . . . . . . . . .        4,400             87,725
 USX-U.S. Steel Group. . . . . . . . . . . . . . . . . . . . . .        1,600             56,100
                                                                                     -----------
                                                                                         285,175
                                                                                     -----------
 SUPERMARKET CHAINS: 0.62%
 Fleming Companies, Inc.  . . . . . .  . . . . . . . . . . . . .          300              5,400
 Marsh Supermarkets, Inc.  . . . . . . . . . . . . . . . . . . .        1,100             15,125
 Nash-Finch Co. . .  . . . . . . . . . . . . . . . . . . . . . .        2,700             59,738
 Safeway Inc. .  . . . . . . . . . . . . . . . . . . . . . . . .          242             11,162
 Supervalu Inc.  . . . . . . . . . . . . . . . . . . . . . . . .        1,100             37,950
                                                                                     -----------
                                                                                         129,375
                                                                                     -----------
 TELECOMMUNICATIONS: 0.50%
 Telefonos de Mexico, S.A., ADR  . . . . . . . . . . . . . . . .        2,200            105,050
                                                                                     -----------

 TEXTILES: 1.17%
 Culp, Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . .        1,500             27,187
*Dixie Group Inc.  . . . . . . . . . . . . . . . . . . . . . . .        4,100             42,025
 Guilford Mills, Inc. . . . . . .  . . . . . . . . . . . . . . .        3,200             66,600


                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
 INTERFACE INC., Class A . . . . . . . . . . . . . . . . . . . .        1,400       $     30,975
 Springs Industries, Inc., Class A . . . . . . . . . . . . . . .        1,100             58,025
 Wellman, Inc. . . . . . . . . . . . . . . . . . . . . . . . . .        1,200             20,850
                                                                                     -----------
                                                                                         245,662
                                                                                     -----------
 TOBACCO: 0.87%
 RJR Nabisco Holdings Corp.  . . . . . . . . . . . . . . . . . .       3,100             102,300
 Universal Corp. . . . . . . . . . . . . . . . . . . . . . . . .       2,500              79,375
                                                                                     -----------
                                                                                         181,675
                                                                                     -----------
 TRUCKING: 1.11%
 PACCAR Inc. . . . . . . . . . . . . . . . . . . . . . . . . . .         800              37,150
 Raymond Corp. . . . . . . . . . . . . . . . . . . . . . . . . .       2,500              81,641
 Roadway Express, Inc. . . . . . . . . . . . . . . . . . . . . .       1,900              44,413
 Rollins Truck Leasing Corp . . . . . . . . . .  . . . . . . . .       1,400              20,825
 Ryder System, Inc.  . . . . . . . . . . . . . . . . . . . . . .         400              13,200
*Yellow Corp.  . . . . . . . . . . . . . . . . . . . . . . . . .       1,600              35,800
                                                                                     -----------
                                                                                         233,029
                                                                                     -----------
 UTILITIES: 13.27%
 Allegheny Power System Inc.. . . . . . . . .  . . . . . . . . .         800              21,350
 Atlantic Energy Inc. . . . . . .  . . . . . . . . . . . . . . .       1,500              25,219
 Baltimore Gas & Electric Co. . . . . . . . .  . . . . . . . . .       1,400              37,362
 Boston Edison Co. . . . . . . . . . . . . . . . . . . . . . . .       2,200              58,025
 California Water Service Co. . . . . . . . . .  . . . . . . . .         100               4,425
 Central Hudson Gas & Electric Corp.. . . . . . . . . . . . .  .       2,500              86,094
 Central Maine Power Co. . . . . . . . . . . . . . . . . . . . .       5,800              71,775
 CMS Energy Corp. . . . .  . . . . . . . . . . . . . . . . . . .       1,200              42,300
 Commonwealth Energy System  . . . . . . . . . . . . . . . . . .       3,200              76,600
 Consolidated Edison Co. of New York, Inc. . . . . . . . . . . .         900              26,494
 Delmarva Power & Light Co. . . . . . . . .  . . . . . . . . . .       2,100              40,031
 DQE Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,200              33,900
 DTE Energy Co.  . . . . . . . . . . . . . . . . . . . . . . . .         800              22,100
 Eastern Utilities Associates  . . . . . . . . . . . . . . . . .       1,100              20,075
 Edison International  . . . . . . . . . . . . . . . . . . . . .       2,800              69,650
 Energen Corp. . . . . . . . . . . . . . . . . . . . . . . . . .       1,400              47,162
 Enova Corp. . . . . . . . . . . . . . . . . . . . . . . . . . .       1,700              40,906
 Entergy Corp. . . . . . . . . . . . . . . . . . . . . . . . . .       3,800             104,025
 Florida Progress Corp.. . . . . . . . . . . . . . . . . . . . .       1,100              34,444
 GPU, Inc. . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,100              75,338
 Green Mountain Power Corp.  . . . . . . . . . . . . . . . . . .       1,700              40,269
 Hawaiian Electric Industries Inc. . . . . . . . . . . . . . . .       1,200              46,350
 Houston Industries Inc. . . . . . . . . . . . . . . . . . . . .       1,900              40,731
 Illinova Corp.  . . . . . . . . . . . . . . . . . . . . . . . .       1,500              33,000
 IPALCO Enterprises, Inc.. . . . . . . . . . . . . . . . . . . .         400              12,500
 Long Island Lighting Co.  . . . . . . . . . . . . . . . . . . .       2,100              48,300
 MDU Resources Group Inc.  . . . . . . . . . . . . . . . . . . .         900              21,600
 MidAmerican Energy Holdings Co. . . . . . . . . . . . . . . . .       5,300              91,756
 Montana Power Co. . . . . . . . . . . . . . . . . . . . . . . .       2,900              67,244
 National Fuel Gas Co. . . . . . . . . . . . . . . . . . . . . .         400              16,775
 Nevada Power Co.  . . . . . . . . . . . . . . . . . . . . . . .         700              14,875
 New England Electric System . . . . . . . . . . . . . . . . . .       1,000              37,000
 New York State Electric & Gas Corp. . . . . . . . . . . . . . .       3,300              68,887
 NorAm Energy Corp.  . . . . . . . . . . . . . . . . . . . . . .       4,600              70,150
 Northern States Power Co. (Minn.)  . . . . . . . . . . . .  . .         900              46,575
 Northwest Natural Gas Co. . . . . . . . . . . . . . . . . . . .       2,300              60,231
 NUI Corp. . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,000              67,313
 Ohio Edison Co. . . . . . . . . . . . . . . . . . . . . . . . .       1,700              37,081
 Orange & Rockland Utilities, Inc. . . . . . . . . . . . . . . .       1,600              53,800
 Pacific Enterprises . . . . . . . . . . . . . . . . . . . . . .       1,100              36,988
 PacifiCorp. . . . . . . . . . . . . . . . . . . . . . . . . . .       2,000              44,000
 Peoples Energy Corp. . . . . .  . . . . . . . . . . . . . . . .         500              18,719
 Pacific Gas & Electric Co. . . . . . . . .  . . . . . . . . . .       1,900              46,075
 Pinnacle West Capital Corp. . . . . . . . . . . . . . . . . . .       3,800             114,238
 PP&L Resources, Inc.  . . . . . . . . . . . . . . . . . . . . .       1,100              21,931
 Public Service Co. of New Mexico . . . . . . . . . . .  . . . .       3,000              53,625
 Public Service Enterprise Group Inc.  . . . . . . . . . . . . .       2,200              55,000
 Rochester Gas & Electric Corp.  . . . . . . . . . . . . . . . .       3,200              67,400
 Sierra Pacific Resources Inc. . . . . . . . . . . . . . . . . .       2,300              73,600
 Southwestern Energy Co. . . . . . . . . . . . . . . . . . . . .       1,700              22,100


ZWEIG GROWTH & INCOME FUND


                   STATEMENT OF NET ASSETS AS OF JUNE 30, 1997
                             (UNAUDITED)(CONCLUDED)
                                                                       NUMBER           VALUE
                                                                     OF SHARES         (NOTE 2)
-------------------------------------------------------------------------------------------------
 UTILITIES (CONTINUED)
 TNP Enterprises Inc. . . . . . . . . . . . . . . . . .  . . . .        4,200       $     97,388
 Transcanada Pipelines Ltd . . . . . . . . . . . . . . . . . . .        1,600             32,200
 Unicom Corp. .  . . . . . . . . . . . . . . . . . . . . . . . .        1,100             24,475
 United Illuminating Co. . . . . . . . . . . . . . . . . . . . .        2,300             71,013
 UtiliCorp United Inc. . . . . . . . . . . . . . . . . . . . . .        1,600             46,600
 Westcoast Energy Inc. . . . . . . . . . . . . . . . . . . . . .        5,100             92,756
 Western Resources Inc. . . . . . .. . . . . . . . . . . . . . .          700             22,706
 WPL Holdings, Inc. . . . .  . . . . . . . . . . . . . . . . . .        1,100             30,731
                                                                                     -----------
                                                                                       2,783,257
                                                                                     -----------
 WHOLESALE DISTRIBUTORS: 0.44%
 Hughes Supply, Inc. . . . . . . . . . . . . . . . . . . . . . .        2,300             92,000

 TOTAL COMMON STOCKS
    (Cost $13,820,707) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,415,948
                                                                  Principal
                                                                   Amount
                                                                  ---------
 SHORT-TERM OBLIGATIONS: 10.57%
 FEDERAL NATIONAL MORTGAGE ASSN., DISCOUNT
   NOTES: 9.50%
      5.40%, 7/23/97 . . . . . . . . . . . . . . . . . . . . . .   $2,000,000          1,993,100
                                                                                     -----------
 UNITED STATES TREASURY BILLS: 1.07%
      5.155%, 7/17/97 . . . . . . . . . . . . . . .  . . . . . .      200,000(a)         199,560
      5.12%, 8/21/97 . . . . . . . . . . . . . . . . . . . . . .       25,000(a)          24,828
                                                                                     -----------

   224,388
  TOTAL SHORT-TERM OBLIGATIONS
 (Cost $2,217,760) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,217,48
                                                                                     -----------
 REPURCHASE AGREEMENTS: 15.36%
 With Morgan Stanley & Co., Inc.,
    (dated 6/30/97), 6.10%, due 7/1/97
    (Repurchase proceeds $3,220,546) ;
    collateralized by: $3,300,000
    Federal Home Loan Mortgage Corporation
    Bonds, 5.50%-10.00%, 12/1/97-12/1/2024
    (Market value $3,371,965).  . . . . . . . . . . . . . . . .     3,220,000          3,220,000
                                                                                     -----------
 TOTAL REPURCHASE AGREEMENTS
    (Cost $3,220,000) . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,220,000
                                                                                     -----------
 TOTAL INVESTMENTS IN SECURITIES
    (Cost $19,258,467)  . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,853,436
                                                                                     -----------


                                                                       NUMBER           VALUE
                                                                   OF CONTRACTS        (NOTE 2)
-------------------------------------------------------------------------------------------------
 UNREALIZED APPRECIATION (DEPRECIATION)
  ON FUTURES CONTRACTS: (0.05) %
 Mid-Cap 400 September 1997 Short futures                                  (7)       $   (11,900)
 Russell 2000 September 1997 Short futures                                 (5)            (4,427)
 Standard & Poor's 500
      September 1997 Short futures . .                                     (1)             5,928
                                                                                     -----------

 NET UNREALIZED DEPRECIATION ON
  FUTURES CONTRACTS (b)  . . . . . . . . . . . . . . . . . . . . . . . . .               (10,399)
                                                                                     -----------

 TOTAL INVESTMENTS
    (Cost $19,258,467) . . . . . . . . . . . . . .                      99.41%        20,843,037
 Other Assets  . . . . . . . . . . . . . . . . . .                       0.93            195,502
                                                                     ---------------------------
      Total Assets . . . . . . . . . . . . . . . .                     100.34%        21,038,539
      Total Liabilities (Note 5). . . .. . . . . .                      (0.34)           (72,005)
                                                                     ---------------------------
 NET ASSETS (Note 6) . . . . . . . . . . . . . . .                     100.00%       $20,966,534
                                                                     ===========================



CLASS A SHARES
Net asset value (NAV) and redemption price per share
    ($4,884,837/405,035 shares) . . . . . . . . . . . . . . . . . . . . .                 $12.06
                                                                                          ======

Maximum public offering price per share-
    NAV/(1-maximum sales charge) ($12.06/.945). . . . . . . . . . . . . .                 $12.76
                                                                                          ======

CLASS B SHARES
Net asset value and offering price per share
    ($5,922,394/491,130 shares).  . . . . . . . . . . . . . . . . . . . .                 $12.06
                                                                                          ======

Redemption price per share. . . . . . . . . . . . . . . . . . . . . . . .                    **
                                                                                          ======

CLASS C SHARES
Net asset value and offering price per share
    ($8,985,347/744,973 shares). . .  . . . . . . . . . . . . . . . . . .                 $12.06
                                                                                          ======

Redemption price per share. . . . . . . . . . . . . . . . . . . . . . . .                    **
                                                                                          ======

CLASS I SHARES
Net asset value, offering and redemption price per share
    ($1,173,956/96,916 shares). . . . . . . . . . . . . . . . . . . . . .                 $12.11
                                                                                          ======

--------------------------------------------------------------------------------

 * Non-income producing security.
 ** Varies by length of time shares are held. (Note 3b)
 (a) Pledged as collateral for futures transactions.
 (b) The market value of the short futures was $2,455,975 (repesenting 11.71% of the Fund's net assets) with a cost of $2,466,374.
 For Federal income tax purposes, the tax basis of investments owned at June 30, 1997 was $19,258,467 and net unrealized appreciation on investments consisted of:
 Gross unrealized appreciation . . . . . . . . . . . . .         $1,796,554
 Gross unrealized depreciation . . . . . . . . . . . . .           (211,984)
                                                                -----------
 Net unrealized appreciation . . . . . . . . . . . . . .         $1,584,570
                                                                ===========


ZWEIG GOVERNMENT FUND

                  STATEMENT OF NET ASSETS AS OF JUNE 30, 1997
                                  (UNAUDITED)


                                                                       PRINCIPAL           VALUE
                                                                        AMOUNT            (NOTE 2)
-------------------------------------------------------------------------------------------------
 UNITED STATES GOVERNMENT &
  AGENCY OBLIGATIONS: 89.95%
    FEDERAL HOME LOAN MORTGAGE CORP.,
     MODIFIED MTGE. PASS-THROUGH
     SECURITIES: 0.86%
          10.50%, 1/1/2001 . . . . . . . . . .                     $   18,173        $    19,208
          10.50%, 6/1/2011 . . . . . . . . . .                        101,122            111,361
          11.50%, 10/1/2015 . . . . . . . . .                          90,720            102,287
          12.00%, 11/1/2015 . . . . . . . . .                         107,169            121,871
                                                                                     -----------
                                                                                         354,727
                                                                                     -----------
 FEDERAL NATIONAL MORTGAGE ASSN.: 5.09%
          Deb., 8.25%, 12/18/2000 . . . . . .                         950,000          1,003,776
          Notes, 6.95%, 9/10/2002 . . . . . .                       1,100,000          1,098,670
                                                                                     -----------
                                                                                       2,102,446
                                                                                     -----------
 FEDERAL NATIONAL MORTGAGE ASSN.,
  MODIFIED MTGE. PASS-THROUGH
  SECURITIES: 0.10%
          12.50%, 10/1/2014 . . . . . . . . .                          37,067             42,453
                                                                                     -----------

 GOVERNMENT NATIONAL MORTGAGE ASSN.,
  MODIFIED MTGE. PASS-THROUGH
  SECURITIES: 0.26%
          12.50%, 11/20/2013 . . . . . . . . .                         21,208             24,197
          12.00%, 9/15/2015  . . . . . . . . .                         52,592             60,086
          8.00%, 8/15/2022 . . . . . . . . . .                         20,821             21,296
                                                                                     -----------
                                                                                         105,579
                                                                                     -----------
 PRIVATE EXPORT FUNDING CORP.: 2.52%
          7.90%, 3/31/2000 . . . . . . . . . .                      1,000,000          1,039,708
                                                                                     -----------

 UNITED STATES TREASURY BONDS: 20.10%
          10.75%, 2/15/2003  . . . . . . . . .                      1,000,000          1,201,563
          10.75%, 5/15/2003  . . . . . . . . .                      2,000,000          2,416,876
          12.00%, 8/15/2013  . . . . . . . . .                      1,025,000          1,443,649
          7.25%, 8/15/2022 . . . . . . . . . .                      3,100,000          3,235,628
                                                                                       8,297,716
 UNITED STATES TREASURY NOTES: 61.02%
          6.25%, 8/31/2000 . . . . . . . . . .                      3,800,000          3,798,814
          6.375%, 8/15/2002  . . . . . . . . .                      1,200,000          1,199,626
          7.25%, 5/15/2004 . . . . . . . . . .                      1,036,000          1,080,031
          6.875%, 5/15/2006  . . . . . . . . .                     11,200,000         11,434,505
          6.50%, 10/15/2006  . . . . . . . . .                      7,700,000          7,668,722
                                                                                     -----------
                                                                                      25,181,698
                                                                                     -----------
 TOTAL UNITED STATES GOVERNMENT & AGENCY OBLIGATIONS
      (Cost $37,226,420) . . . . . . . . . . . . . . . . . . . . . . . . . . .        37,124,327
                                                                                     -----------



                                                                       PRINCIPAL           VALUE
                                                                        AMOUNT            (NOTE 2)
-------------------------------------------------------------------------------------------------
 REPURCHASE AGREEMENTS: 6.67%
 With Morgan Stanley & Co., Inc., (dated
    6/30/97), 6.10%, due 7/1/97 (Repurchase
    proceeds $2,752,466); collateralized by:
    $2,705,454 Federal National Mortgage
    Association Bonds, 8.50%-9.00%,
    9/1/2017-6/1/26 (Market value $2,843,985). . . . . . . . . .  $ 2,752,000      $   2,752,000
                                                                                     -----------
 TOTAL REPURCHASE AGREEMENTS
    (Cost $2,752,000)  . . . . . . . . . . . . . . . . . . . . .                       2,752,000
                                                                                     -----------
 TOTAL INVESTMENTS
    (Cost $39,978,420) . . . . . . . . . . . . . . . . . . . . .        96.62%        39,876,327
 Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . .         3.89          1,606,987
                                                                                     -----------
      Total Assets. . . . . . . . . . . . . . . . . . .  . . . .       100.51%        41,483,314
      Total Liabilities (Note 5). . . . . . .  . . . . . . . . .        (0.51)          (212,380)
                                                                                     -----------
 NET ASSETS (Note 6) . . . . . . . . . . . . . . . . . . . . . .       100.00%    $   41,270,934
                                                                       ======     ==============

 WEIGHTED AVERAGE DURATION . . . . . . . . . . . . . . . . . . . . . . . . . .         5.5 years
                                                                                       ===



 CLASS A SHARES
 Net asset value (NAV) and redemption price per share
      ($29,387,176/3,025,739 shares) . . . . . . . . . . . . . . . . . . . . .            $ 9.71
                                                                                          ======

 Maximum public offering price per share-
    NAV/(1-maximum sales charge) ($9.71/.9525). .  . . . . . . . . . . . . . .            $10.19
                                                                                          ======

 CLASS B SHARES
 Net asset value and offering price per share
   ($662,779/67,882 shares). . . . .  .  . . . . . . . . . . . . . . . . . . .            $ 9.76
                                                                                          ======

 Redemption price per share. . . . . . . . . . . . . . . . . . . . . . . . . .               *
                                                                                          ======

 CLASS C SHARES
 Net asset value and offering price per share
      ($11,220,979/1,155,176 shares). . . . . . . .  . . . . . . . . . . . . .            $ 9.71
                                                                                          ======

 Redemption price per share . . .. . . . . . . . . . . . . . . . . . . . . . .               *
                                                                                          ======
--------------------------------------------------------------------------------
* Varies by length of time shares are held. (Note 3b)
(For Federal income tax purposes, the tax basis of investments owned at June
30, 1997 was $39,978,420 and net unrealized depreciation on investments consisted of:
Gross unrealized appreciation . . . . . . . . . . . . . . . . . . . .                $ 241,230
Gross unrealized depreciation . . . . . . . . . . . . . . . . . . . .                 (343,323)
                                                                                     ----------
Net unrealized depreciation . . . . . . . . . . . . . . . . . . . . . .             $ (102,093)
                                                                                     ==========

                       See notes to financial statements.

ZWEIG CASH FUND

                   STATEMENT OF NET ASSETS AS OF JUNE 30, 1997
                                   (UNAUDITED)

                                                                       PRINCIPAL           VALUE
                                                                        AMOUNT            (NOTE 2)
-------------------------------------------------------------------------------------------------
 UNITED STATES GOVERNMENT AGENCY
  OBLIGATIONS: 89.36%
 FEDERAL FARM CREDIT BANK,
  DISCOUNT NOTES: 5.37%
          5.43%, 7/10/97 . . . . . . . . . . . . . . . .          $ 3,000,000      $   2,995,927
                                                                                     -----------
 FEDERAL HOME LOAN BANK,
  DISCOUNT NOTES: 8.94%
          5.41%, 7/18/97 . . . . . . . . . . . . . . . .            3,000,000          2,992,336
          5.45%, 7/24/97 . . . . . . . . . . . . . . . .            2,000,000          1,993,036
                                                                                     -----------
                                                                                       4,985,372
                                                                                     -----------
 FEDERAL HOME LOAN MORTGAGE CORP.,
  DISCOUNT NOTES: 32.19%
          5.41%, 7/2/97  . . . . . . . . . . . . . . . .            4,000,000          3,999,399
          5.43%, 7/14/97 . . . . . . . . . . . . . . . .            7,000,000          6,986,274
          5.44%, 7/15/97 . . . . . . . . . . . . . . . .            2,000,000          1,995,769
          5.53%, 8/12/97 . . . . . . . . . . . . . . . .            2,000,000          1,987,097
          5.43%, 8/13/97 . . . . . . . . . . . . . . . .            3,000,000          2,980,542
                                                                                     -----------
                                                                                      17,949,081
                                                                                     -----------
 FEDERAL NATIONAL MORTGAGE ASSN.,
  DISCOUNT NOTES: 42.86%
      5.41%, 7/2/97 . .. . . . . . . . . . . . . . . . .            2,000,000          1,999,699
      5.42%, 7/3/97 .  . . . . . . . . . . . . . . . . .            3,000,000          2,999,097
      5.51%, 7/3/97  . . . . . . . . . . . . . . . . . .            3,000,000          2,999,082
      5.51%, 7/15/97 . . . . . . . . . . . . . . . . . .            3,000,000          2,993,572
      5.41%, 7/23/97  . .. . . . . . . . . . . . . . . .            3,000,000          2,990,082
      5.53%, 8/11/97 . . . . . . . . . . . . . . . . . .            2,000,000          1,987,404
      5.44%, 8/18/97 . . . . . . . . . . . . . . . . . .            3,000,000          2,978,240
      5.44%, 8/25/97 . . . . . . . . . . . . . . . . . .            3,000,000          2,975,066
      5.44%, 9/24/97  . .. . . . . . . . . . . . . . . .            2,000,000          1,974,311
                                                                                     -----------
                                                                                      23,896,553
                                                                                     -----------
 TOTAL UNITED STATES GOVERNMENT AGENCY OBLIGATIONS
    (Cost $49,826,933) . . . . . . . . . . . . . . . . . . . . . . . . . . .          49,826,933
                                                                                     -----------

                                                                       PRINCIPAL           VALUE
                                                                        AMOUNT            (NOTE 2)
-------------------------------------------------------------------------------------------------
 REPURCHASE AGREEMENTS: 11.41%
 With Morgan Stanley & Co., Inc. (dated 6/30/97),
     6.10%, due 7/1/97 (Repurchase proceeds
     $4,364,739); collateralized by: $4,508,486
    6.00%-9.50%, 9/1/2017-9/1/2025
    (Market value $4,493,952)  . . . . . . . . . . . . .          $ 4,364,000        $ 4,364,000
 With Prudential Securities, Inc. (dated 6/30/97),
      5.98%, due 7/1/97 (Repurchase proceeds
      $2,000,332); collateralized by: $1,975,000
      United States Treasury Notes, 6.875%,
      5/15/2006 (Market value $2,040,190). . . . . . . .            2,000,000          2,000,000
                                                                                     -----------
 TOTAL REPURCHASE AGREEMENTS
      (Cost $6,364,000) . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,364,000
                                                                                     -----------
 TOTAL INVESTMENTS
    (Cost $56,190,933) . . . . . . . . . . . . . . . . .               100.77%        56,190,933
 Other Assets  . . . . . . . . . . . . . . . . . . . . .               001.21            676,199
                                                                      --------       -----------
      Total Assets . . . . . . . . . . . . . . . . . . .               101.98%        56,867,132
      Total Liabilities (Note 5) . . . . . . . . . . . .                (1.98)        (1,105,675)
                              -                                       --------       -----------
 NET ASSETS (Note 6) . . . . . . . . . . . . . . . . . .               100.00%       $55,761,457
                  =                                                    =======       ===========

    Net asset value,  offering and redemption
      price per share (2,717,748 Class A Shares
      111,482 Class B Shares,  3,149,111 Class C Shares,
      1,746,671 Class I Shares and 48,036,445
      Class M Shares) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 1.00
                                                                                           =====

 WEIGHTED AVERAGE DAYS TO MATURITY  . . . . . . . . . . . . . . . . . . . . . .               21
                                                                                           =====


                       See notes to financial statements.

                               ZWEIG SERIES TRUST
         STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997
                           (UNAUDITED) (IN THOUSANDS)

                            ZWEIG          ZWEIG          ZWEIG      ZWEIG GROWTH               ZWEIG          ZWEIG
                        STRATEGY    APPRECIATION        MANAGED          & INCOME          GOVERNMENT           CASH
                            FUND            FUND         ASSETS              FUND                FUND           FUND
                            ----            ----         ------              ----                ----           ----
Investment Income:
Income:
Dividends*               $12,001         $ 3,939        $ 3,147            $  262                 $-            $-
Interest                   3,900           2,098          8,326**             125               1,454          1,590
----------------------------------------------------------------------------------------------------------------------
Total income              15,901           6,037         11,473               387               1,454          1,590
----------------------------------------------------------------------------------------------------------------------
Expenses: (Note 2)
Advisory fees (Note 3)     4,518           2,447          2,687                61                 134            146
Distribution fees,
  Class A (Note 3)           838             394            169                 5                  47              5
Distribution fees,
  Class B (Note 3)           256              51             42                23                   3              1
Distribution fees,
  Class C (Note 3)         2,968           1,072          2,066                37                  48              6
Distribution fees,
  Class M (Note 3)            --              --             --                --                  --             16
Transfer agent fees          687             326            323                18                  38             35
Amortization of
  organization expenses       --              --             77                 2                  --             --
Custodian fees                77              56            202                18                  10             10
Portfolio accounting fees    117              84            106                 9                  18              2
Professional fees             75              41             49                 5                   5              5
Reports to shareholders      136              62             68                 2                   6              5
Registration fees             47              32             32                44                  26             22
Insurance                     23               9             11                 1                   1              2
Trustees' fees                14               7              8                 2                   3              3
Miscellaneous                 20               8             11                 1                   1              1
----------------------------------------------------------------------------------------------------------------------
Total expenses             9,776           4,589          5,851               228                 340            259
Less: Expenses
  reimbursed by
  investment adviser
  (Note 3)                    -              -               -                (82)                  -           (129)
----------------------------------------------------------------------------------------------------------------------
 Net expenses               9,776           4,589          5,851               146                 340            130
----------------------------------------------------------------------------------------------------------------------
Net investment income       6,125           1,448          5,622               241               1,114          1,460
----------------------------------------------------------------------------------------------------------------------
NET REALIZED AND
  UNREALIZED GAINS
 (LOSSES) ON INVESTMENTS
  AND FOREIGN CURRENCY:
Net realized gains (losses):
Security transactions    129,204          37,091         28,185               (92)               (212)            -
Futures transactions     (68,440)        (23,114)        (3,803)             (385)                  -             -
Currency transactions         -               -          11,535                 -                   -             -
Net realized
  gains (losses)          60,764          13,977         35,917              (477)               (212)            -
----------------------------------------------------------------------------------------------------------------------
Increase in unrealized
  appreciation
  (depreciation)
  of investments
  and foreign currency     1,152          22,689          5,306              1,532               (286)           --
----------------------------------------------------------------------------------------------------------------------
Net realized and
  unrealized gains
  (losses) on investments
  and foreign currency    61,916          36,666         41,223              1,055               (498)           --
----------------------------------------------------------------------------------------------------------------------
Net increase in net
  assets resulting
  from operations         $68,041        $38,114        $46,845              $1,296              $616         $1,460
----------------------------------------------------------------------------------------------------------------------
**Net of taxes withheld
  on foreign dividends    $  290         $    67        $   295              $    1                -               -
======================================================================================================================
**Net of taxes withheld on foreign interest of $65.


                       See notes to financial statements.

                               ZWEIG SERIES TRUST
  STATEMENT OF CHANGES IN NET ASSETS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                           (UNAUDITED) (IN THOUSANDS)

                                                 ZWEIG                       ZWEIG                       ZWEIG
                                         STRATEGY FUND           APPRECIATION FUND              MANAGED ASSETS
                                         -------------           -----------------              --------------
                                    1997          1996          1997          1996          1997          1996
                                    ----          ----          ----          ----          ----          ----
Increase (Decrease) in Net Assets:
Operations:
Net investment income          $   6,125    $   11,919      $  1,448      $  3,596      $  5,622      $   2,744
Net realized
  gains (losses)
  on investments                  60,764        80,859        13,977        59,098        35,917         31,187
Unrealized appreciation
  (depreciation)
  of investments
  and foreign currency             1,152        48,334        22,689         5,819        5,306           6,798
----------------------------------------------------------------------------------------------------------------
Net increase (decrease)
  in net assets
  resulting from
  operations                      68,041       141,112        38,114        68,513       46,845          50,729
----------------------------------------------------------------------------------------------------------------
DIVIDENDS TO SHAREHOLDERS
FROM NET INVESTMENT INCOME:
Class A                           (3,478)      (7,570)           --         (2,921)         --          (4,262)
Class B                             (152)        (126)           --            (16)         --             (74)
Class C                           (1,461)      (4,367)           --           (775)         --         (12,584)
Class I                               (7)          (3)           --             (5)         --              (9)
Class M                               --           --            --             --          --              --

DISTRIBUTIONS TO SHAREHOLDERS
FROM NET REALIZED GAINS
ON INVESTMENTS:
Class A                              --       (42,767)           --        (34,739)         --          (4,252)
Class B                              --        (2,917)           --           (984)         --            (218)
Class C                              --       (45,605)           --        (27,713)         --         (15,742)
Class I                              --           (65)           --           (271)         --            (105)
----------------------------------------------------------------------------------------------------------------
Total dividends
  and distributions
  to shareholders                (5,098)      (103,420)          --        (67,424)         --         (37,246)
----------------------------------------------------------------------------------------------------------------
CAPITAL SHARE TRANSACTIONS (NOTE 7):
Net proceeds from
  sale of shares                 74,698       286,753        23,117         71,443      20,661          60,565
 Net asset value of
  shares issued to
  shareholders in
  reinvestment of
  dividends and
  distributions                  4,010        94,207           --           60,141         --           31,988
----------------------------------------------------------------------------------------------------------------
                                78,708       380,960         23,117        131,584      20,661          92,553

Cost of shares redeemed       (193,981)     (261,535)       (59,988)       (95,266)    (71,718)       (224,314)
----------------------------------------------------------------------------------------------------------------
Increase (decrease)
  in net assets
  derived from
  capital share
  transactions                (115,273)      119,425        (36,871)       36,318      (51,057)       (131,761)
----------------------------------------------------------------------------------------------------------------
Net increase (decrease)
  in net assets                (52,330)      157,117          1,243        37,407       (4,212)       (118,278)

NET ASSETS:
Beginning of period          1,245,703     1,088,586        505,201       467,794      550,264          668,542
----------------------------------------------------------------------------------------------------------------
End of period               $1,193,373    $1,245,703       $506,444      $505,201     $546,052        $ 550,264
Undistributed net
 investment income (loss)    $     855    $     (172)      $  1,113     $   (335)     $  2,945        $ (2,677)
----------------------------------------------------------------------------------------------------------------

                                          ZWEIG GROWTH                       ZWEIG                       ZWEIG
                                         & INCOME FUND             GOVERNMENT FUND                   CASH FUND
                                         -------------             ---------------                   ---------
                                    1997          1996          1997          1996          1997          1996
                                    ----          ----          ----          ----          ----          ----
INCREASE (DECREASE) IN NET ASSETS:
OPERATIONS:
Net investment income             $  241       $    8        $ 1,114      $  2,758     $   1,460     $   3,219
Net realized gains (losses)
  on investments                    (477)          (5)          (212)       (1,290)           --           --
Unrealized appreciation
  (depreciation) of investments
  and foreign currency             1,532            53          (286)       (2,075)           --           --
----------------------------------------------------------------------------------------------------------------
Net increase (decrease)
  in net assets
  resulting from
  operations                       1,296            56           616          (607)        1,460        3,219
----------------------------------------------------------------------------------------------------------------

DIVIDENDS TO SHAREHOLDERS
FROM NET INVESTMENT INCOME:
Class A                             (56)            (3)         (806)       (1,935)         (73)        (169)
Class B                             (49)            (2)          (12)           (9)          (2)          (1)
Class C                             (73)            (3)         (293)         (784)          (92)        (188)
Class I                             (10)            --            --            --          (49)          (8)
Class M                              --             --            --            --       (1,244)      (2,853)

DISTRIBUTIONS TO SHAREHOLDERS
FROM NET REALIZED GAINS
ON INVESTMENTS:
Class A                              --             --            --            --           --           --
Class B                              --             --            --            --           --           --
Class C                              --             --            --            --           --           --
Class I                              --             --            --            --           --           --
----------------------------------------------------------------------------------------------------------------
Total dividends and distributions
  to shareholders                  (188)            (8)       (1,111)        (2,728)      (1,460)      (3,219)
----------------------------------------------------------------------------------------------------------------
CAPITAL SHARE TRANSACTIONS (NOTE 7):
Net proceeds from
  sale of shares                 11,348         10,511          904           3,408      180,039      314,285
Net asset value of
  shares issued to
  shareholders in
  reinvestment of
  dividends and
  distributions                   155               6           652          1,609          814         1,962
----------------------------------------------------------------------------------------------------------------
                               11,503          10,517         1,556          5,017      180,853       316,247
Cost of shares redeemed        (1,455)           (754)       (8,482)       (14,976)    (179,692)     (318,281)
----------------------------------------------------------------------------------------------------------------
Increase (decrease) in net assets
  derived from capital share
  transactions                 10,048           9,763        (6,926)        (9,959)       1,161        (2,034)
----------------------------------------------------------------------------------------------------------------
Net increase (decrease)
  in net assets                11,156           9,811        (7,421)       (13,294)       1,161         (2,034)
NET ASSETS:
Beginning of period             9,811               0        48,692         61,986       54,600         56,634
----------------------------------------------------------------------------------------------------------------
End of period                 $20,967          $9,811       $41,271       $ 48,692    $  55,761      $  54,600
----------------------------------------------------------------------------------------------------------------
Undistributed net
 investment income (loss)     $    53           $ --       $    33        $     30     $     --        $    --
----------------------------------------------------------------------------------------------------------------



(1) Commenced operations on November 26, 1996.
                                                                            36

 NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 1997 (UNAUDITED)

NOTE-1 ORGANIZATION

      Zweig Series Trust (the "Trust"), organized as a Delaware business trust, is registered under the Investment Company Act of 1940 (the "Act") as a diversified, open-end management investment company. The Trust presently consists of six separate investment portfolios ("Series"): Zweig Strategy Fund, Zweig Appreciation Fund, Zweig Managed Assets, Zweig Growth & Income Fund, Zweig Government Fund and Zweig Cash Fund. Each Series offers Class A, Class B, Class C and Class I Shares and Zweig Cash Fund also offers Class M Sh ares. Class I Shares in Zweig Government Fund are currently inactive.

NOTE- 2 SIGNIFICANT ACCOUNTING POLICIES

     (a) GENERAL: Securities transactions are recorded on trade date. Realized gains and losses on sales of investments are determined on the identified cost basis for both financial reporting and income tax purposes. Distributions to shareholders and dividend income are recorded on the ex-dividend date. Interest income is recorded on the accrual basis. Direct expenses are charged to each class or Series and general expenses are allocated in proportion to net assets. Organization expenses are amortized on a straight-line basis over the first 60 months of operations of a Series. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

     (b) PORTFOLIO VALUATION: Stocks, futures and options are valued at the closing prices reported on recognized securities exchanges or if no sale was reported, and for unlisted securities, at the mean between the last-reported bid and asked prices. Bonds and other fixed-income securities are valued at prices obtained from an established bond-pricing service. Forward foreign currency contracts are valued using forward currency exchange rates supplied by a quotation service. Securities for which market quotations are not readily available (of which there were none at June 30, 1997) are valued at fair value as determined by the Board of Trustees. Short-term obligations having a remaining maturity of 60 days or less are valued at amortized cost (which approximates market value). Zweig Cash Fund values all short-term investments using the amortized cost method pursuant to Rule 2a-7 under the Act.

     (c) FUTURES CONTRACTS AND OPTION ACCOUNTING PRINCIPLES: Initial margin deposits on futures contracts are recorded as assets. The value of such contracts are "marked to market" daily and changes are recognized as unrealized gains or losses. Variation margin payments are recognized as assets or liabilities, depending upon whether unrealized gains or losses are incurred. When a futures contract is closed, the Series realizes a gain or loss equal to the difference between the proceeds from (or cost of) the closing transaction and its basis in the contract. When a Series writes an option, an amount equal to the premium received is recorded as an asset and a corresponding liability. The liability is subsequently "marked to market" daily. When an option written is exercised, the proceeds of sale of the underlying security are increased by the premium originally received and the Series realizes a gain or loss. When an option written expires or the Series enters into a closing purchase transaction, the liability is extinguished and the Series realizes a gain or loss.

     (d) FOREIGN CURRENCY TRANSLATION: Assets and liabilities denominated in a foreign currency are translated into U.S. dollars using exchange rates on the valuation date. Purchases and sales of securities, expense payments and income receipts are translated into U.S. dollars using the exchange rate on the transaction date. The Trust does not segregate that portion of the results of operations resulting from changes in foreign exchange rates from the portion resulting from changes in market prices of securities held; both are included in net realized and unrealized gains or losses.

     (e) OFF-BALANCE-SHEET RISK, REPURCHASE AGREEMENTS AND DERIVATIVES: Foreign securities and forward foreign currency contracts may involve risks relating to the level of governmental supervision and regulation of foreign markets, and the possibility of political or economic instability. With respect to forward foreign currency contracts and repurchase agreements, losses may arise if the counterparty does not perform under the contract or agreement. The Trust's investment manager monitors the requirement that the market value of the securities used to collateralize a repurchase agreement exceed the dollar amount of the counterparty's obligation to repurchase. A Series' use of futures contracts, forward foreign currency contracts and options involves, to varying degrees, elements of market risk in excess of the amount recognized in the statement of net assets. These derivative financial instruments ("derivatives") are used to adjust the risk and return characteristics of a Series' portfolio. Derivatives are not used for the purpose of leverage. The objective in buying or selling a derivative instrument is to increase or decrease a Series' exposure to changing security prices, interest rates or currency exchange rates. If the Manager misjudges market conditions or employs a strategy that does not correlate well with the Series' other investments, use of these derivatives could result in a loss, regardless of the Manager's original intent to reduce risk.

     (f) FEDERAL INCOME TAXES: It is the policy of each Series to continue to comply with the requirements of the Internal Revenue Code applicable to regulated investment companies and to distribute all of its net taxable income, including any net realized gain on investments, to its shareholders; therefore, no provision for federal income tax is required.

     (g) DIVIDENDS AND DISTRIBUTIONS TO SHAREHOLDERS: Dividends and distributions are declared separately for each class of shares of a Series. Dividends from net investment income are declared and paid monthly by Zweig Government Fund, semi-annually by Zweig Strategy Fund, Zweig Managed Assets and Zweig Growth & Income Fund, and at least annually by Zweig Appreciation Fund. Zweig Managed Assets did not declare or pay a dividend from net investment income during the six months ended June 30, 1997 because the Fund did not have any taxable net investment income available for distribution. Any net realized capital gain distributions are declared and paid annually, except that amounts attributable to net short-term capital gains may be included with dividends from net investment income. Zweig Cash Fund declares daily dividends of all net investment income, plus or minus realized gains or losses, and pays dividends monthly. The character of distributions made during the year from net investment income or net realized gains may differ from their ultimate characterization for federal income tax purposes due to differences in the recognition of income and expense items for financial statement and federal income tax purposes.

     At October 31, 1996 (each Series' tax fiscal year-end), Zweig Government Fund had capital loss carryforwards, including acquired loss carryforwards, of $13,506,640, $2,631,923, $249,274, $7,227,155 and $1,010,121 expiring October
31, 1997, 1998, 1999, 2002 and 2004 respectively; available to offset any net capital gains subsequently realized, subject to certain limitations.

NOTE-3 INVESTMENT ADVISORY FEES AND OTHER TRANSACTIONS WITH AFFILIATES

     (a) INVESTMENT MANAGER: The Trust's investments are managed by Zweig/Glaser Advisers (the "Manager"). The Manager's investment advisory fee is based on the average daily net assets of each Series at the following annual rates: Zweig Strategy Fund and Zweig Growth & Income FundN0.75%; Zweig Appreciation Fund and Zweig Managed AssetsN1.00%; Zweig Government FundN0.60%; and Zweig Cash FundN0.50%. The fees are accrued daily and paid monthly. Investment advisory fees for the six months ended June 30, 1997 aggregated $9,991,859 before expense reimbursements.

     The Manager has voluntarily undertaken to limit the expenses of Zweig Cash Fund (exclusive of taxes, interest, brokerage commissions, the distribution fees described below and extraordinary expenses) until April 30, 1998 to 0.35% of its average daily net assets. During the six months ended June 30, 1997, the Manager's reimbursements to Zweig Cash Fund aggregated $129,272. The Manager reserves the right to discontinue this expense limitation at any time after April 30, 1998.

     The Manager has voluntarily undertaken to limit the expenses of Zweig Growth & Income Fund (exclusive of taxes, interest, brokerage commissions, the distribution fees described below and extraordinary expenses) until April 30, 1998 to 1.00% of its average daily net assets. During the six months ended June 30, 1997, the Manager's reimbursements to Zweig Growth & Income Fund aggregated $81,944. The Manager reserves the right to discontinue this expense limitation at any time after April 30, 1998.

     (b) PRINCIPAL DISTRIBUTOR: Zweig Securities Corp. (the "Distributor") serves as principal distributor of shares of the Trust. The Trust's Class A Shares (excluding Zweig Cash Fund shares) are sold with an initial sales charge, Class B Shares and Class C Shares are sold without an initial sales charge, but are subject to a contingent deferred sales charge, and Class I Shares and Class M Shares are sold without a sales charge. During the six months ended June 30, 1997, the Distributor's share of the initial and contingent deferred sales charges was $143,622 and $185,291, respectively.

     Pursuant to a Rule 12b-1 plan of distribution, the Trust pays the Distributor a combined service and distribution fee equal to an annual rate of 0.30% of average daily net assets for each Series of Class A Shares, 1.00% for each Series of Class B Shares, and 1.00% for Class C Shares of Zweig Strategy Fund, Zweig Appreciation Fund, Zweig Managed Assets and Zweig Growth & Income Fund, 0.75% for Class C Shares of Zweig Government Fund and 0.30% for Class C Shares of Zweig Cash Fund, respectively. A separate Rule 12b-1 distribution sharing plan for Class M Shares of Zweig Cash Fund provides that service organizations for investors in Class M Shares are paid equally by the Class M Shares and the Manager up to a maximum of 0.15% each. Class I Shares, which are available for purchase by tax-exempt retirement plans of the Distributor and its affiliates and certain institutional investors, do not have a Rule 12b-1 Plan.

     During the six months ended June 30, 1997, the Trust paid Zweig  Securities
Corp.   brokerage   commissions   of  $201,169  in  connection   with  portfolio
transactions effected by it.

     One Trustee and all of the officers of the Trust are also officers of the Manager and/or the Distributor.

NOTE- 4 PURCHASES AND SALES OF SECURITIES AND FORWARD  CURRENCY  CONTRACTS

     During the six months ended June 30, 1997, purchase and sale transactions of the Trust, excluding repurchase transactions, short-term obligations held to maturity, and futures contracts, were:




                                 Zweig              Zweig           Zweig        Zweig Growth          Zweig
                              Strategy       Appreciation         Managed            & Income     Government
                                  Fund               Fund          Assets                Fund           Fund
                                  ----               ----          ------                ----           ----
Securities purchases      $585,789,962       $127,293,478    $425,360,869         $19,278,320    $29,468,297
Securities sales           755,098,020        181,551,373     366,320,139          11,448,002     26,171,937


  Forward currency contracts outstanding at June 30, 1997, for Zweig Managed Assets were:

                                                                                                  Net Unrealized
                                                             Settlement                             Appreciation
                  Contracts to Deliver      In Exchange For        Date             Value         (Depreciation)
                  --------------------      ---------------        ----             -----         --------------
Sales
Australian Dollar    A$    34,600,000         $  26,254,480     9/17/97     $ (25,999,725)            $  254,755
Belgium Franc       BEF   392,200,000            11,050,066     9/17/97       (10,965,079)                84,987
Canadian Dollar    Can$    11,500,000             8,337,986     9/17/97        (8,374,727)              (36,741)
Danish Krone        DKr   109,000,000            16,620,668     9/17/97       (16,500,913)               119,755
Finnish Markka      Fim    69,400,000            13,477,555     9/17/97       (13,454,539)                23,016
French Franc         ff    29,500,000             5,068,729     9/17/97        (5,046,835)                21,894
German Deutsche
   Mark              DM    41,500,000            24,141,241     9/17/97       (23,945,145)               196,096
Japanese Yen        YEN 2,600,000,000            22,686,223     9/17/97       (22,964,308)             (278,085)
Netherlands
   Guilder          NLG    11,000,000             5,658,436     9/17/97        (5,637,736)                20,700
Spanish Peseta      Pta 3,150,000,000            21,572,387     9/17/97       (21,402,996)               169,391
Swedish Krona       Skr   106,700,000            13,807,829     9/17/97       (13,855,462)              (47,633)
Swiss Franc         Sf      9,500,000             6,642,521     9/17/97        (6,575,294)                67,227
U.K. Pound
   Sterling         PS     14,800,000            24,104,020     9/17/97       (24,579,741)             (475,721)
                                                 ----------                   -----------              --------
                                              $ 199,422,141                 $(199,302,500)           $  (119,641
                                              =============                 =============            ===========
Purchases
U.K. Pound
   Sterling         $      24,338,304        PS 114,800,000     9/17/97      $(124,579,741           $  (241,437
                    =================                                        =============            ===========

Net Unrealized Appreciation on Foreign Forward Currency Contracts                                    $  (361,078
                                                                                                     ===========


NOTE 5--LIABILITIES--JUNE 30, 1997 (IN THOUSANDS)

                            ZWEIG              ZWEIG     ZWEIG GROWTH            ZWEIG            ZWEIG
                     APPRECIATION            MANAGED         & INCOME       GOVERNMENT             CASH
                             FUND             ASSETS             FUND             FUND             FUND
                             ----             ------             ----             ----             ----
 Advisory fee               $   55            $    60              $--             $  3             $  3
Distribution and
  service fees                257                379              21                15                4
Capital shares redeemed     1,015                831              31               156              835
Dividends                      --                 --              --                --              241
Securities purchased           --              5,532              --                --               --
Accrued expenses              276                340              20                38               23
                       --------------------------------------------------------------------------------
Total Liabilities          $1,603             $7,142            $372              $212           $1,106
                       ================================================================================


NOTE 6--NET ASSETS--JUNE 30, 1997 (IN THOUSANDS)

                            ZWEIG              ZWEIG     ZWEIG GROWTH            ZWEIG            ZWEIG
                     APPRECIATION            MANAGED         & INCOME       GOVERNMENT             CASH
                             FUND             ASSETS             FUND             FUND             FUND
                             ----             ------             ----             ----             ----
Net Assets consist of:
Capital paid-in          $369,612           $457,738          $19,811          $63,004          $55,761
Undistributed net
  investment income         1,113              2,945               53               33               --
Accumulated net
 realized
 gain (loss)               17,956             47,195             (482)         (21,664)              --
Net unrealized
  appreciation
  (depreciation)
  of investments          117,763             38,174            1,585             (102)              --
                       --------------------------------------------------------------------------------
                         $506,444           $546,052          $20,967          $41,271          $55,761
                       ================================================================================

NOTE 7--CAPITAL SHARES

  The Trust has unlimited authorized shares of beneficial interest ($0.10 par value), divided into Series and issued in classes (see note 1). Capital share transactions for the six months ended June 30, 1997 and for the year ended December 31, 1996 are set forth below.

                                                          CLASS A                                 CLASS B
                                                          -------                                 -------
                                                1997         1996              1997               1996(2)
                                                ----         ----              ----               -------
ZWEIG STRATEGY FUND
Sold                                       1,402,616    5,310,565          1,216,470              2,674,142
Issued in reinvestment of
  dividends and distributions                177,660    3,017,222              7,417                187,019
Redeemed                                  (5,325,763)  (8,068,624)         (177,002)               (52,868)
---------------------------------------------------------------------------------------------------------------
Net increase
  (decrease)                             (3,745,487)     259,163          1,046,885              2,808,293
===============================================================================================================

ZWEIG APPRECIATION FUND
Sold                                        356,799     1,366,791            282,486                478,983
Issued in reinvestment of
  dividends and distributions                    --     2,080,245                 --                 60,465
Redeemed                                 (2,153,057)   (3,223,564)           (39,554)               (11,560)
---------------------------------------------------------------------------------------------------------------
Net increase (decrease)                  (1,796,258)      223,472            242,932                527,888
===============================================================================================================

ZWEIG MANAGED ASSETS
Sold                                       315,269        935,264            362,517                488,970
Issued in reinvestment of
  dividends and distributions                  --         582,313                --                  19,353
Redeemed                               (1,159,628)     (3,815,288)          (43,250)                (16,845)
---------------------------------------------------------------------------------------------------------------
Net increase
  (decrease)                             (844,359)     (2,297,711)          319,267                 491,478
===============================================================================================================

ZWEIG GROWTH & INCOME FUND(4)
Sold                                      223,960         222,285           275,358                 239,579
Issued in reinvestment of
  dividends and distributions               4,442             265             2,910                     112

Redeemed                                  (43,894)         (2,023)          (24,014)                 (2,815)
---------------------------------------------------------------------------------------------------------------
Net increase                              184,508         220,527           254,254                 236,876
===============================================================================================================

ZWEIG GOVERNMENT FUND
Sold                                       20,051          72,327            25,161                  60,506
Issued in reinvestment of
  dividends                                47,948         113,204               807                     559
Redeemed                                 (491,117)       (799,865)          (10,132)                 (9,019)
---------------------------------------------------------------------------------------------------------------
Net increase
  (decrease)                             (423,118)       (614,334)           15,836                   52,046
===============================================================================================================

ZWEIG CASH FUND(1)
Sold                                      920,055       3,251,313           100,630                  267,603
Issued in reinvestment of
  dividends                                62,021         139,547             1,593                    1,135
 Redeemed                               (1,624,455)     (3,691,361)          (23,692)                (235,787)
---------------------------------------------------------------------------------------------------------------
Net increase
  (decrease)                             (642,379)       (300,501)           78,531                   32,951
===============================================================================================================


                                                          CLASS C                                       CLASS I
                                                          -------                                       -------
                                             1997           1996                  1997                  1996(3)
                                             ----           ----                  ----                  -------
ZWEIG STRATEGY FUND
Sold                                    2,286,071      11,001,933                   10                   55,405
Issued in reinvestment of
  dividends and distributions              67,752       3,044,500                  415                    4,509
Redeemed                               (7,176,555)     (9,152,149)                 --                       --
---------------------------------------------------------------------------------------------------------------
Net increase (decrease)                (4,822,732)      4,894,284                  425                   59,914
===============================================================================================================

ZWEIG APPRECIATION FUND
Sold                                      801,926       2,349,161                   10                  119,892
Issued in reinvestment of
  dividends and distributions                 --        1,645,320                  --                    17,411
Redeemed                              (1,541,596)      (2,475,552)                 --                        --
---------------------------------------------------------------------------------------------------------------
Net increase
  (decrease)                            (739,670)       1,518,929                  10                   137,303
===============================================================================================================

ZWEIG MANAGED ASSETS
Sold                                     876,164        3,156,176                  --                   213,961
Issued in reinvestment of
  dividends and distributions                --         1,875,546                  --                    8,711
Redeemed                               (4,218,872)    (13,854,155)                 --                       --
---------------------------------------------------------------------------------------------------------------
Net increase
  (decrease)                           (3,342,708)     (8,822,433)                 --                   222,672
===============================================================================================================

ZWEIG GROWTH & INCOME FUND(4)
Sold                                      402,194         458,447              87,260                     8,843
Issued in reinvestment of
  dividends and distributions               4,826             177                 800                        13
Redeemed                                  (58,366)        (62,305)                 --                        --
---------------------------------------------------------------------------------------------------------------
Net increase                              348,654         396,319              88,060                     8,856
===============================================================================================================

ZWEIG GOVERNMENT FUND
Sold                                       47,731         211,764                 --                         --
Issued in reinvestment of
  dividends                                18,676          49,766                 --                         --
Redeemed                                 (371,500)       (706,323)                --                         --
---------------------------------------------------------------------------------------------------------------
Net increase
  (decrease)                              305,093        (444,793)                --                         --
===============================================================================================================

ZWEIG CASH FUND(1)
Sold                                   1,957,233         6,804,176          1,359,182                 1,497,941
Issued in reinvestment of
  dividends                              83,277            156,899             46,707                     2,841
Redeemed                             (3,426,725)        (6,884,138)        (1,060,000)                 (100,000)
---------------------------------------------------------------------------------------------------------------
Net increase
  (decrease)                         (1,386,215)            76,937            345,889                 1,400,782
===============================================================================================================



(1) For the six months ended June 30, 1997 and for the year ended December 31, 1996, respectively, shares of Zweig Cash Fund Class M sold were 175,701,833 and 302,464,048; shares issued in reinvestment of dividends were 620,318 and 1,661,513; and shares redeemed were 173,556,751 and 307,369,088 for a net increase (decrease) of 2,765,400 and (3,243,527) shares, respectively.

(2)  Class B Shares commenced operations on April 8, 1996.

(3)  Class I Shares commenced operations on November 1, 1996.

(4) Zweig Growth & Income Fund commenced operations on November 26, 1996.

FINANCIAL HIGHLIGHTS
  SELECTED DATA FOR EACH SHARE OF CAPITAL STOCK OUTSTANDING THROUGHOUT THE SIX MONTHS ENDED JUNE 30, 1997 AND THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994,
                            1993 AND 1992 (UNAUDITED)

                                       NET
              NET                 REALIZED                           DISTRIBUTIONS
             ASSET                     AND                 DIVIDENDS      FROM NET             TOTAL   NET ASSET
             VALUE        NET   UNREALIZED    TOTAL FROM    FROM NET      REALIZED         DIVIDENDS       VALUE
PERIOD   BEGINNING  INVESTMENT       GAINS    INVESTMENT  INVESTMENT       CAPITAL               AND      END OF
ENDED    OF PERIOD      INCOME     (LOSSES)   OPERATIONS      INCOME         GAINS     DISTRIBUTIONS      PERIOD
-----    ---------      ------     --------   ----------      ------         -----     -------------      ------
ZWEIG STRATEGY FUND CLASS A
1997        $15.01      $0.12        $0.78         $0.90      $(0.10)          --            $(0.10)      $15.81
1996         14.51       0.20         1.68          1.88       (0.20)       (1.18)            (1.38)       15.01
1995         12.36       0.27         2.80          3.07       (0.37)       (0.55)            (0.92)       14.51
1994         12.52       0.24        (0.10)         0.14       (0.20)       (0.10)            (0.30)       12.36
1993         13.60       0.13         1.72          1.85       (0.12)       (2.81)            (2.93)       12.52
1992         13.03       0.17         0.80          0.97       (0.21)       (0.19)            (0.40)       13.60

ZWEIG STRATEGY FUND CLASS B (4)
1997         15.07       0.05         0.85          0.85       (0.04)          --             (0.04)       15.88
1996         15.12       0.06         1.13          1.19       (0.06)       (1.18)            (1.24)       15.07

ZWEIG STRATEGY FUND CLASS C (1)
1997         15.04       0.04         0.80          0.84       (0.04)          --             (0.04)       15.84
1996         14.56       0.11         1.66          1.77       (0.11)       (1.18)            (1.29)       15.04
1995         12.35       0.16         2.82          2.98       (0.22)       (0.55)            (0.77)       14.56
1994         12.51       0.15        (0.10)         0.05       (0.11)       (0.10)            (0.21)       12.35
1993         13.61       0.05         1.71          1.76       (0.05)       (2.81)            (2.86)       12.51
1992         12.89       0.08         0.69          0.77       (0.05)           -             (0.05)       13.61

ZWEIG STRATEGY FUND CLASS I (5)
1997         15.07       0.13         0.80          0.93       (0.11)          --             (0.11)       15.89
1996         15.42       0.04         0.83          0.87       (0.04)       (1.18)            (1.22)       15.07

ZWEIG APPRECIATION FUND CLASS A
1997         15.90       0.08         1.22          1.30          --          --                 --        17.20
1996         15.91       0.17         2.25          2.42       (0.17)      (2.26)             (2.43)       15.90
1995         13.54       0.16         3.05          3.21       (0.33)      (0.51)             (0.84)       15.91
1994         14.33       0.16        (0.43)        (0.27)      (0.06)      (0.46)             (0.52)       13.54
1993         13.10       0.07         1.83          1.90       (0.06)      (0.61)             (0.67)       14.33
1992         12.03       0.06         1.07          1.13       (0.03)      (0.03)             (0.06)       13.10

ZWEIG APPRECIATION FUND CLASS B (4)
1997         15.82       0.01         1.22          1.23          --         --                  --        17.05
1996         16.34       0.03         1.74          1.77       (0.03)      (2.26)             (2.29)       15.82

ZWEIG APPRECIATION FUND CLASS C (1)
1997         15.79       0.02         1.22          1.24         --           --                 --        17.03
1996         15.83       0.06         2.23          2.28       (0.06)       (2.26)            (2.32)       15.79
1995         13.36       0.06         3.03          3.09       (0.11)       (0.51)            (0.62)       15.83
1994         14.19       0.06        (0.43)        (0.37)        --         (0.46)            (0.46)       13.36
1993         13.01      (0.01)        1.80          1.79         --         (0.61)            (0.61)       14.19
1992         12.33      (0.02)        0.70          0.68         --           --                --         13.01

ZWEIG APPRECIATION FUND CLASS I (5)
1997         16.04       0.10         1.24          1.34         --           --                --         17.38
1996         17.28       0.04         1.02          1.06      (0.04)       (2.26)             (2.30)       16.04

ZWEIG MANAGED ASSETS CLASS A (2)
1997         12.75       0.17         1.01          1.18         --           --                 --        13.93
1996         12.48       0.35         0.86          1.21      (0.45)        (0.49)            (0.94)       12.75
1995         11.76       0.47         1.40          1.87      (0.75)        (0.40)            (1.15)       12.48
1994         12.38       0.33        (0.69)        (0.36)     (0.26)          --              (0.26)       11.76
1993         11.34       0.22         1.13          1.35      (0.14)        (0.17)            (0.31)       12.38

ZWEIG MANAGED ASSETS CLASS B (4)
1997         12.90       0.09         1.06          1.15        --             --                --        14.05
1996         12.43       0.13         1.00          1.13      (0.17)        (0.49)            (0.66)       12.90

ZWEIG MANAGED ASSETS CLASS C (2)
1997         12.76       0.13         1.00          1.13        --            --                 --        13.89
1996         12.49       0.27         0.85          1.12     (0.36)         (0.49)            (0.85)       12.76
1995         11.73       0.38         1.40          1.78     (0.62)         (0.40)            (1.02)       12.49
1994         12.36       0.23        (0.68)        (0.45)    (0.18)           --              (0.18)       11.73
1993         11.34       0.15         1.13          1.28     (0.09)         (0.17)            (0.26)       12.36

ZWEIG MANAGED ASSETS CLASS I (5)
1997         12.99       0.09         1.14          1.23        --              -               --         14.22
1996         13.02       0.05         0.45          0.50     (0.04)          (0.49)           (0.53)       12.99

ZWEIG GROWTH & INCOME FUND CLASS A (6)
1997 (13)    11.37       0.16         0.67          0.83     (0.14)             -             (0.14)       12.06
1996 (12)    11.34       0.01         0.03          0.04     (0.01)             -             (0.01)       11.37

ZWEIG GROWTH & INCOME FUND CLASS B (6)
1997 (13)    11.37       0.13         0.67          0.79     (0.10)             -             (0.10)       12.06
1996 (12)    11.34       0.01         0.03          0.04     (0.01)             -             (0.01)       11.37

ZWEIG GROWTH & INCOME FUND CLASS C (6)
1997 (13)    11.38       0.14         0.64          0.78     (0.10)             -             (0.10)       12.06
1996 (12)    11.34       0.01         0.04          0.05     (0.01)             -             (0.01)       11.38

                                          RATIOS TO AVERAGE                         AVERAGE
                                                 NET ASSETS      ASSETS          COMMISSION
                                                        NET   PORTFOLIO       PER SHARE ON             NET ASSETS
                        TOTAL                    INVESTMENT    TURNOVER           PORTFOLIO         END OF PERIOD
                    RETURN***        EXPENSES        INCOME        RATE        TRANSACTIONS        (IN THOUSANDS)
                    ---------        --------        ------        ----        ------------        --------------
ZWEIG STRATEGY FUND CLASS A
                      6.00%           1.25%*         1.38%*       112%*               $0.03              $552,927
                      3.00            1.28           1.27         181                  0.03               581,149
                      5.12            1.27           1.92          95                  0.03               558,286
                      1.14            1.40           1.90          70                   N/A               424,805
                     14.97            1.43           1.00         359                   N/A               405,884
                      7.61            1.63           1.32         249                   N/A               358,318

ZWEIG STRATEGY FUND CLASS B (4)
                      5.64            1.95*          0.68*        112*                 0.03                61,213
                      7.88**          1.98*          0.57**       181                  0.03                42,317

ZWEIG STRATEGY FUND CLASS C (1)
                      5.59            1.95*          0.68*        112*                 0.03               578,274
                     12.19            1.98           0.57         181                  0.03               621,334
                     24.26            1.97           1.22          95                  0.03               530,300
                      0.41            2.10           1.20          70                  N/A                307,011
                     14.18            2.13           0.30         359                  N/A                188,631
                      6.00            2.43*          0.40*        249                  N/A                 64,697

ZWEIG STRATEGY FUND CLASS I (5)
                      6.17            0.95*          1.68*        112*                 0.03                   959
                      5.68**          0.98*          1.57*        181                  0.03                   903
ZWEIG APPRECIATION FUND CLASS A
                      8.18            1.56*          0.90*         62*                 0.03               267,668
                     15.39            1.62           1.03          88                  0.03               275,935
                     24.00            1.63           1.10          68                  0.03               272,590
                     (1.83)           1.70           1.09          97                   N/A               213,400
                     14.65            1.73           0.52          69                   N/A               230,230
                      9.52            1.96           0.49          61                   N/A               200,656

ZWEIG APPRECIATION FUND CLASS B (4)
                      7.78            2.26*          0.20*         62*                 0.03                13,146
                     11.01**          2.32*          0.33*         88                  0.03                 8,350

ZWEIG APPRECIATION FUND CLASS C (1)
                      7.85            2.26*          0.20*         62*                 0.03               223,245
                     14.54            2.32           0.33          88                  0.03               218,714
                     23.20            2.33           0.40          68                  0.03               195,204
                     (2.55)           2.40           0.39          97                   N/A               139,397
                     13.84            2.43          (0.18)         69                   N/A               105,957
                      5.52            2.80*         (0.32)*        61                   N/A                42,089

ZWEIG APPRECIATION FUND CLASS I (5)
                      8.35            1.26*          1.20*         62*                 0.03                 2,386
                      6.30**          1.32*          1.33*         88                  0.03                 2,202

ZWEIG MANAGED ASSETS CLASS A (2)
                      9.26            1.63*          2.62*        186*                 0.03               113,750
                      9.80            1.64           2.64         187                  0.02               114,837
                     16.26            1.59           3.69         239                  0.03               141,110
                     (2.93)           1.68           2.70         299                   N/A               154,441
                     11.98            1.67*          1.93*        196                   N/A               121,620

ZWEIG MANAGED ASSETS CLASS B (4)
                      8.92            2.33*          1.92*        186*                 0.03                11,389
                      9.11**          2.34*          1.94*        187                  0.02                 6,339

ZWEIG MANAGED ASSETS CLASS C (2)
                      8.86            2.33*          1.92*        186*                 0.03               417,746
                      9.03            2.34           1.94         187                  0.02               426,194
                     15.44            2.29           2.99         239                  0.03               527,432
                     (3.66)           2.38           2.00         299                   N/A               570,710
                     11.34            2.37*          1.23*        196                   N/A               429,088

ZWEIG MANAGED ASSETS CLASS I (5)
                      9.47            1.33*          2.92*        186*                 0.03                 3,167
                      3.83**          1.34*          2.94*        187                  0.02                 2,893

ZWEIG GROWTH & INCOME FUND CLASS A (6)
                      7.31            1.30*           3.41*       198*                 0.03                 4,885
                      0.39**          1.30*           1.47*         2                  0.03                 2,508

ZWEIG GROWTH & INCOME FUND CLASS B (6)
                      6.96            2.00*           2.71*       198*                 0.03                 5,922
                      0.42**          2.00*           0.77*         2                  0.03                 2,693

ZWEIG GROWTH & INCOME FUND CLASS C (6)
                      6.86            2.00*           2.71*       198*                 0.03                 8,985
                      0.42**          2.00*           0.77*         2                  0.03                 4,509


FINANCIAL HIGHLIGHTS
(UNAUDITED)(CONTINUED)

                                           NET
                  NET                 REALIZED                                     DISTRIBUTIONS
                ASSET                      AND                     DIVIDENDS            FROM NET           TOTAL          NET ASSET
                VALUE         NET   UNREALIZED     TOTAL FROM       FROM NET            REALIZED       DIVIDENDS              VALUE
PERIOD      BEGINNING  INVESTMENT        GAINS     INVESTMENT     INVESTMENT             CAPITAL             AND             END OF
 ENDED      OF PERIOD      INCOME     (LOSSES)     OPERATIONS         INCOME               GAINS   DISTRIBUTIONS             PERIOD
-------   ----------   ------------   --------     ----------   ------------       -------------   -------------          ---------
ZWEIG GROWTH & INCOME FUND CLASS I (6)
1997(13)     $11.37      $0.13          $0.71          $0.84          $(0.10)             -              $(0.10)           $ 12.11
1996(12)      11.34       0.02           0.03           0.05           (0.02)             -               (0.02)             11.37

ZWEIG GOVERNMENT FUND CLASS A
1997           9.81      0.25          (0.10)          0.15           (0.25)              -              (0.25)               9.71
1996(11)       10.39     0.53          (0.58)         (0.05)          (0.53)              -              (0.53)               9.81
1995+          9.63      0.52           0.77           1.29           (0.53)              -              (0.53)              10.39
1994           10.43     0.50          (0.79)         (0.29)          (0.51)              -              (0.51)               9.63
1993           10.01     0.55           0.46           1.01           (0.59)              -              (0.59)              10.43
1992           10.21     0.65          (0.22)          0.43           (0.63)              -              (0.63)              10.01

ZWEIG GOVERNMENT FUND CLASS B(4)
1997            9.86     0.21          (0.10)          0.11           (0.21)              -              (0.21)               9.76
1996(11)        9.76     0.29           0.11           0.40           (0.30)              -              (0.30)               9.86

ZWEIG GOVERNMENT FUND CLASS C(1)
1997           9.81      0.23           (0.10)         0.13           (0.23)              -              (0.23)               9.71
1996(11)      10.38      0.49           (0.58)        (0.09)          (0.48)              -              (0.48)               9.81
1995+          9.62      0.48            0.76          1.24           (0.48)              -              (0.48)              10.38
1994          10.40      0.46           (0.79)        (0.33)          (0.45)              -              (0.45)               9.62
1993           10.02     0.52            0.41          0.93           (0.55)              -              (0.55)              10.40
1992           9.86      0.52            0.09          0.61           (0.45)              -              (0.45)              10.02

ZWEIG CASH FUND CLASS A(3)
1997(9)        1.00      0.02           -              0.02           (0.02)              -              (0.02)               1.00
1996(8)        1.00      0.05           -              0.05           (0.05)              -              (0.05)               1.00
1995(7)        1.00      0.05           -              0.05           (0.05)              -              (0.05)               1.00
1994           1.00      0.03           -              0.03           (0.03)              -              (0.03)               1.00

ZWEIG CASH FUND CLASS B(4)
1997(9)        1.00      0.02           -              0.02           (0.02)              -              (0.02)               1.00
1996(8)        1.00      0.03           -              0.03           (0.03)              -              (0.03)               1.00

ZWEIG CASH FUND CLASS C(3)
1997(9)        1.00      0.02           -              0.02           (0.02)              -              (0.02)               1.00
1996(8)        1.00      0.05           -              0.05           (0.05)              -              (0.05)               1.00
1995(7)        1.00      0.05           -              0.05           (0.05)              -              (0.05)               1.00
1994           1.00      0.03           -              0.03           (0.03)              -              (0.03)               1.00

ZWEIG CASH FUND CLASS I
1997(9)        1.00      0.03           -              0.03           (0.03)              -              (0.03)               1.00
1996(8)        1.00      0.01           -              0.01           (0.01)              -              (0.01)               1.00

ZWEIG CASH FUND CLASS M(10)
1997           1.00      0.02           -              0.02           (0.02)              -              (0.02)               1.00
1996           1.00      0.05           -              0.05           (0.05)              -              (0.05)               1.00
1995           1.00      0.05           -              0.05           (0.05)              -              (0.05)               1.00
1994           1.00      0.04           -              0.04           (0.04)              -              (0.04)               1.00
1993           1.00      0.03           -              0.03           (0.03)              -              (0.03)               1.00
1992           1.00      0.03           -              0.03           (0.03)              -              (0.03)               1.00




                                                             RATIOS TO AVERAGE                       AVERAGE
                                                                    NET ASSETS                    COMMISSION
                                                                           NET    PORTFOLIO      PER SHARE ON       NET ASSETS
                                         TOTAL                      INVESTMENT     TURNOVER         PORTFOLIO    END OF PERIOD
                                        RETURN***    EXPENSES           INCOME         RATE      TRANSACTIONS   (IN THOUSANDS)
                                      ----------  ----------  ---------------   ----------      -------------   --------------
ZWEIG GROWTH & INCOME FUND CLASS I (6)
                                       7.40%        1.00%            3.71%*         198%*          $0.03          $    1,174
                                       0.41**       1.00*            1.77*            2             0.03                 101

ZWEIG GOVERNMENT FUND CLASS A
                                       1.59         1.39*            5.12*          164*             N/A              29,387
                                      (0.42)        1.14             5.25           170              N/A              33,848
                                      13.84         1.26             5.22           195              N/A              42,207
                                      (2.83)        1.28             5.07           191              N/A              47,622
                                      10.35         1.30             5.46           256              N/A              60,207
                                       4.51         1.30             6.58           200              N/A              70,062

ZWEIG GOVERNMENT FUND CLASS B(4)
                                       1.14         2.09*            4.42*          164*             N/A                 663
                                       4.16**       1.84*            4.55*          170              N/A                 513

ZWEIG GOVERNMENT FUND CLASS C(1)
                                       1.31         1.84*            4.67*          164*             N/A              11,221
                                      (0.82)        1.59             4.80           170              N/A              14,330
                                      13.27         1.71             4.77           195              N/A              19,778
                                      (3.18)        1.73             4.62           191              N/A              22,599
                                       9.48         1.75             5.01           256              N/A              21,301
                                       6.31         1.81*            5.93*          200              N/A               9,210

ZWEIG CASH FUND CLASS A(3)
                                       2.37         0.65*            4.75*          N/A              N/A               2,718
                                       4.83         0.65             473            N/A              N/A               3,360
                                       5.08         0.87             4.97           N/A              N/A               3,661
                                       2.55**       0.62**           2.52**         N/A              N/A               4,303

ZWEIG CASH FUND CLASS B(4)
                                       2.03         1.35*            4.05*          N/A              N/A                 111
                                       3.03**       1.35*            4.03*          N/A              N/A                  33

ZWEIG CASH FUND CLASS C(3)
                                       2.37         0.65*            4.75*          N/A              N/A                3,149
                                       4.83         0.65             4.73           N/A              N/A                4,535
                                       5.08         0.87             4.97           N/A              N/A                4,458
                                       2.55**       0.61**           2.52**         N/A              N/A                5,040

ZWEIG CASH FUND CLASS I
                                       2.52         0.35*            5.05*          N/A              N/A                1,747
                                       0.80**       0.35*            5.03*          N/A              N/A                1,401

ZWEIG CASH FUND CLASS M(10)
                                       2.49         0.42*            4.98*          N/A              N/A               48,036
                                       5.09         0.40             4.98           N/A              N/A               45,271
                                       5.32         0.64             5.20           N/A              N/A               48,515
                                       3.67         0.70             3.58           N/A              N/A               78,149
                                       2.86         0.70             2.83           N/A              N/A               92,471
                                       3.40         0.70             3.35           N/A              N/A              145,169

------------

(1)  Commenced operations on February 4, 1992.

(2)  Commenced operations on February 8, 1993.

(3)  Commenced operations on May 1, 1994.

(4)  Commenced operations on April 8, 1996.

(5)  Commenced operations on November 1, 1996.


(6)  Commenced operations on November 26, 1996.

(7) During 1995, the Manager voluntarily reimbursed Zweig Cash Fund Class A and Class C $.005 and $.003 per share (0.47% and 0.28% ratio of expenses to average net assets), respectively.

(8) During 1996, the Manager voluntarily reimbursed Zweig Cash Fund Class A, Class B, Class C and Class I $.007, $.006 and $.004 per share (0.66%, 0.60%, 0.60% and 0.38% ratio of expenses to average net assets), respectively.

(9) During 1997, the Manager voluntarily reimbursed Zweig Cash Fund Class A, Class B, Class C and Class I $.005, $.131, $.005 and $.002 per share(1.07%, 26.20%, 0.92% and 0.40% ratio of expenses to average net assets), respectively.

(10) During 1997,  1996,  1995,  1994,  1993 and 1992,  the Manager  voluntarily reimbursed Zweig Cash Fund Class M $.002, $.003, $.001, $.002, $.001 and $.002 per share (0.32%, 0.32%, 0.10%, 0.15%, 0.08% and 0.15% ratio of expenses to average net assets), respectively.

(11) During 1996, the Manager voluntarily reimbursed Zweig Growth & Income Fund Class A, Class B and Class C $.002, $.003 and $.002 per share (0.22%, 0.26% and 0.22% ration of expenses to average net assets), respectively.

(12) During 1996, the Manager voluntarily reimbursed Zweig Growth & Income Fund Class A, Class B, Class C and Class I $.021, $.021, $.020 and $.021 per share (2.07%, 2.07% and 2.07% ratio of expenses to average net assets), respectively.

(13) During 1997, the Manager voluntarily reimbursed Zweig Growth & Income Fund Class A, Class B, Class C and Class I, $.058, $.058, $.058 and $.058 per share (1.00%, 1.00%, 1.00% and 1.00% ratio of expenses to average net assets), respectively.

*    Annualized

**   Not Annualized

*** Total Return does not consider the effect of any initial or contingent deferred sales charge.

+    Based on the average of the number of shares outstanding during the year.

                               ZWEIG SERIES TRUST


TRUSTEES
Claire B. Benenson
Richard E. Deems
S. Leland Dill
Eugene J. Glaser
Donald B. Romans

OFFICERS
Eugene J. Glaser
CHAIRMAN, CHIEF EXECUTIVE OFFICER
AND TRUSTEE

Martin E. Zweig
PRESIDENT

David Katzen
SENIOR VICE PRESIDENT

Barry M. Mandinach
FIRST VICE PRESIDENT

Carlton B. Neel
FIRST VICE PRESIDENT

Alfred J. Ratcliffe
FIRST VICE PRESIDENT & TREASURER

Charles I. Leone
FIRST VICE PRESIDENT
   & ASSISTANT SECRETARY

Annemarie Gilly
VICE PRESIDENT

Jeffrey Lazar
VICE PRESIDENT

Marc Baltuch
SECRETARY

Thomas Disbrow
ASSISTANT VICE PRESIDENT
  & ASSISTANT TREASURER

Beth Abraham
ASSISTANT VICE PRESIDENT

Rhonda Berzner
ASSISTANT VICE PRESIDENT


INVESTMENT MANAGER
Zweig/Glaser Advisers
900 Third Avenue
New York, New York 10022-4728

PRINCIPAL DISTRIBUTOR
Zweig Securities Corp.
900 Third Avenue
New York, New York 10022-4728

CUSTODIAN
The Bank of New York
48 Wall Street
New York, New York 10015

TRANSFER AGENT
State Street Bank & Trust Co.
225 Franklin Street
Boston, Massachusetts 02110

SERVICING AGENT
Boston Financial Data Services, Inc.
2 Heritage Drive
North Quincy, Massachusetts 02171

COUNSEL
Shearman & Sterling
599 Lexington Avenue
New York, New York 10022

DESIGN:  THE BLANK PAGE, INC.  NEW YORK, NY
                                                                              43

ZWEIG
MUTUAL FUNDS
900 Third Avenue
New York, NY 10022-4728


BULK RATE
U.S. POSTAGE
PAID
METRO SELIGER
INDUSTRIES








VISIT ZWEIG MUTUAL FUNDS ON THE INTERNET AT
                                            www.zweig.com


RECYCLED SYMBOL  THIS REPORT IS PRINTED ON RYCYCLED PAPER.

COPYRIGHT SYMBOL ZWEIG SECURITIES CORP. MEMBER NASD.

T972